Form 10-Q
period 2020-09-30
Poseida Therapeutics, Inc.
filed 2020-11-12
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2020, the registrant had 61,820,010 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

Poseida Therapeutics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$66,271	$87,784
Short-term investments	275,186	37,534
Prepaid expenses and other current assets	5,820	1,861
Total current assets	347,277	127,179
Property and equipment, net	23,728	10,858
Operating lease right-of-use assets	25,070	—
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	3,548	3,411
Total assets	$405,171	$146,996
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,256	$4,929
Accrued and other liabilities	24,315	13,926
Operating lease liabilities, current	4,199	—
Term debt - short-term	—	3,000
Total current liabilities	29,770	21,855
Term debt - long-term	29,059	26,140
Deferred CIRM grant liability	23,755	19,592
Warrant liability	—	1,271
Deferred tax liability	55	55
Operating lease liability, non-current	25,615	—
Other long-term liabilities	1,081	5,421
Total liabilities	109,335	74,334
Commitments and contingencies (Note 10)
Convertible preferred stock (Series A, A-1, B, C and D), $0.0001 par value: 0 and 33,085,827 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 and 32,934,785 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	222,173
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 250,000,000 and 57,013,463 shares authorized at September 30, 2020 and December 31, 2019, respectively; 61,819,509 and 13,196,419 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	2
Additional paid-in capital	541,605	2,689
Accumulated other comprehensive income (loss)	(39)	19
Accumulated deficit	(245,736)	(152,221)
Total stockholders’ equity (deficit)	295,836	(149,511)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$405,171	$146,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Poseida Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$27,016	$15,696	$75,636	$41,189
General and administrative	6,458	4,007	15,553	14,449
Increase in contingent consideration (inclusive of related party amounts of zero, $434, zero and $2,739, respectively)	—	1,060	—	6,683
Total operating expenses	33,474	20,763	91,189	62,321
Loss from operations	(33,474)	(20,763)	(91,189)	(62,321)
Other income (expense):
Interest expense	(848)	(935)	(2,654)	(2,633)
Other income (expense), net	(92)	744	216	2,040
Net loss before income tax	(34,414)	(20,954)	(93,627)	(62,914)
Income tax benefit	—	—	—	—
Net loss	$(34,414)	$(20,954)	$(93,627)	$(62,914)
Other comprehensive income (expense):
Other comprehensive expense (net of tax expense of zero for each of the periods ending September 30, 2020 and 2019)	$(59)	$(8)	$(58)	$(3)
Total other comprehensive expense	$(59)	$(8)	$(58)	$(3)
Comprehensive loss	$(34,473)	$(20,962)	$(93,685)	$(62,917)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(1.65)	$(3.43)	$(5.06)
Weighted-average shares of common stock, basic and diluted	54,973,788	12,665,834	27,324,297	12,427,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Poseida Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at January 1, 2019	18,200,011	$72,460	12,275,579	$2	$(11,026)	$—	$(65,694)	$(76,718)
Net loss	—	—	—	—	—	—	(13,334)	(13,334)
Issuance of common stock under employee stock compensation plans	—	—	16,594	—	18	—	—	18
Issuance of Series C preferred stock for cash net of issuance costs $146	8,457,758	85,954	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	454	—	—	454
Balance at March 31, 2019	26,657,769	$158,414	12,292,173	$2	$(10,554)	$—	$(79,027)	$(89,580)
Net loss	—	—	—	—	—	—	(28,627)	(28,627)
Issuance of common stock under employee stock compensation plans	—	—	34,800	—	37	—	—	37
Issuance of Series C preferred stock for cash net of issuance costs $133	5,502,950	55,896	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	607	—	—	607
Unrealized gain on marketable securities	—	—	—	—	—	5	—	5
Balance at June 30, 2019	32,160,719	$214,310	12,326,973	$2	$(9,910)	$5	$(107,654)	$(117,558)
Net loss	—	—	—	—	—	—	(20,954)	(20,954)
Issuance of common stock under employee stock compensation plans	—	—	—	—	—	—	—	—
Issuance of common stock for acquisition of Vindico	—	—	866,149	—	10,596	—	—	10,596
Issuance of Series C preferred stock for cash net of issuance costs $8	774,066	7,863	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	676	—	—	676
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(8)	—	(8)
Balance at September 30, 2019	32,934,785	$222,173	13,193,122	$2	$1,362	$(3)	$(128,608)	$(127,248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Poseida Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Net loss	—	—			—	—	(28,784)	(28,784)
Transition adjustment from adoption of ASC 842 (Note 2)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	174,359	—	183	—	—	183
Stock-based compensation expense	—	—	—	—	1,509	—	—	1,509
Unrealized gain on marketable securities	—	—	—	—	—	111	—	111
Balance at March 31, 2020	32,934,785	$222,173	13,370,778	$2	$4,381	$130	$(180,894)	$(176,381)
Net loss	—	—	—	—	—	—	(30,428)	(30,428)
Issuance of Series D preferred stock for cash, net of issuance costs of $5,359	10,018,300	104,140	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,616	—	—	1,616
Change in unrealized gain on marketable securities	—	—	—	—	—	(110)	—	(110)
Balance at June 30, 2020	42,953,085	$326,313	13,370,778	$2	$5,997	$20	$(211,322)	$(205,303)
Net loss	—	—	—	—	—	—	(34,414)	(34,414)
Issuance of common stock under employee stock compensation plans	—	—	3,623	—	3	—	—	3
Issuance of common stock for conversion of preferred stock in closing of IPO	(42,953,085)	(326,313)	34,445,108	3	326,310	—	—	326,313
Issuance of common stock from initial public offering, net of issuance costs $18,257	—	—	14,000,000	1	205,742	—	—	205,743
Stock-based compensation expense	—	—	—	—	1,895	—	—	1,895
Reclassification of Series A-1 and Series B warrants	—	—	—	—	1,658	—	—	1,658
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(59)	—	(59)
Balance at September 30, 2020	—	$0	61,819,509	$6	$541,605	$(39)	$(245,736)	$295,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Poseida Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(93,627)	$(62,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	1,546	807
Loss on disposal of assets	—	450
Stock-based compensation	5,020	1,737
Change in fair value of contingent liabilities	—	6,679
Change in preferred stock warrant liability	387	(492)
Accretion of discount on issued term debt	638	615
Imputed rent expense	—	44
Write-off of deferred financing costs	—	855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,277)	134
Operating lease right-of-use assets	3,117	—
Other long-term assets	(137)	(1,534)
Accounts payable	(3,979)	(1,043)
Accrued liabilities	8,980	5,653
Operating lease liabilities	(2,681)	—
Other long-term liabilities	—	1,055
Net cash used in operating activities	(83,013)	(47,954)
INVESTING ACTIVITIES
Purchases of property and equipment	(14,756)	(3,769)
Purchases of short-term investments	(295,147)	(66,496)
Proceeds from maturities of short-term investments	57,500	17,500
Net cash used in investing activities	(252,403)	(52,765)
FINANCING ACTIVITIES
Net proceeds from stock option exercises	186	55
Issuance of Series C financing, net of issuance costs	—	149,713
Issuance of Series D financing, net of issuance costs	104,140	—
Proceeds from initial public offering, net of issuance costs	205,743	—
Net proceeds from CIRM grant	4,163	4,642
Proceeds from term debt	—	10,000
Payment of debt issuance costs	(329)	(53)
Net cash provided by financing activities	313,903	164,357
Net increase (decrease) in cash and cash equivalents	(21,513)	63,638
Cash and cash equivalents at beginning of period	87,784	30,395
Cash and cash equivalents at end of period	$66,271	$94,033
Non-cash operating, investing and financing activities:
Issuance of common stock for acquisition	$—	$10,596
Purchases of property and equipment in accounts payable and accrued liabilities	$1,715	$794
Construction financing liability	$—	$2,052
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$326,313	$—
Supplemental disclosure of cash flow information:
Interest paid	$2,349	$1,905

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

Initial Public Offering

On July 14, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 14,000,000 shares of its common stock, at a public offering price of $16.00 per share, for aggregate gross proceeds of $224.0 million. The Company received approximately $205.7 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. At the closing of the IPO, 42,953,085 shares of outstanding Convertible Preferred Stock were automatically converted into 34,445,108 shares of common stock, and outstanding warrants to purchase an aggregate of 151,042 shares of Convertible Preferred Stock became exercisable for 121,122 shares of common stock and were reclassified into permanent equity. Following the IPO there were no shares of preferred stock outstanding. In connection with the completion of the Company’s IPO in July 2020, the Company amended its Certificate of Incorporation to authorize 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series, par value of $0.0001 per share.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. The Company has incurred net losses for the year ended December 31, 2019 and nine months ended September 30, 2020 of $86.5 million and $93.6 million, respectively, and negative cash flows from operations for these same periods of $64.4 million and $83.0 million, respectively. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2020, the Company had an accumulated deficit of $245.7 million.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2020 of $341.5 million, which includes the $205.7 million in net IPO proceeds raised on July 14, 2020, will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In the long term the Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The lease term for all of the Company’s leases includes the noncancelable period of the lease. Where the Company’s lease term is impacted by options to extend or terminate the lease, when it is reasonably certain that it will exercise such option, then the lease payments are included in the measurement of the lease asset or liability.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2019, the Company expensed $1.8 million of costs, within general and administrative expenses, previously capitalized and associated with the Company’s abandoned efforts to complete an IPO in early 2019. Deferred offering costs of $18.3 million, incurred in connection with the Company’s July 2020 IPO, were net against the gross proceeds on the condensed statement of stockholders’ equity (deficit) as of September 30, 2020.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB subsequently issued ASU 2018-10 Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements, to further amend ASU 2016-02. ASU 2016-02, as amended, provides revised guidance related to the accounting and reporting of leases, including a requirement for lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends on its classification as a finance or operating lease. For public entities, the guidance is effective for fiscal years beginning after December 15, 2018, and for non-public entities, the guidance was effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Companies may adopt retrospectively as of the earliest period presented or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment, in each case with a number of practical expedients that entities may elect to apply. The Company adopted this standard on January 1, 2020, early adopting ASC 842 using a modified retrospective transition approach as of the effective date, as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, it has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. See Note 10 for the adoption impact.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2016-13 may have on its financial position and results of operations upon adoption.

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

NOTE 3—COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following as of (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$10,923	$6,957
Leasehold improvements	13,653	165
Computer equipment and software	1,249	456
Furniture and fixtures	1,088	560
Construction in progress	370	4,729
Total property and equipment	27,283	12,867
Less: Accumulated depreciation and amortization	(3,555)	(2,009)
Total property and equipment, net	$23,728	$10,858

Depreciation expense associated with property and equipment was $1.5 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued and other liabilities

Accrued and other liabilities consisted of the following as of (in thousands):

	September 30, 2020	December 31, 2019
Contract research services	$16,135	$7,993
Payroll and related expense	4,815	3,283
Lease cancellation fee	528	979
Other	2,837	1,671
Total accrued and other liabilities	$24,315	$13,926

NOTE 4—FINANCIAL INSTRUMENTS

The following table summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2020:
Money market fund	$25,711	$—	$—	$25,711
U.S. government agency securities and treasuries	300,221	—	(39)	300,182
Total	$325,932	$—	$(39)	$325,893

At December 31, 2019:
Money market fund	$63,744	$—	$—	$63,744
U.S. government agency securities and treasuries	42,503	19	—	$42,522
Total	$106,247	$19	$—	$106,266

No available-for-sale debt securities held as of September 30, 2020 and December 31, 2019 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2020, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Level 1	Level 2	Level 3
At September 30, 2020:
Assets
Cash equivalents	$50,707	$—	$—
Short-term investments	275,186	—	—
Total assets	$325,893	$—	$—

At December 31, 2019:
Assets
Cash equivalents	$68,732	$—	$—
Short-term investments	37,534	$—	—
Total assets	$106,266	$—	$—
Liabilities
Warrant liability	$—	$—	$1,271
Total liabilities	$—	$—	$1,271

As of December 31, 2019, the preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) and Series B convertible preferred stock (“Series B Preferred Stock”) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants.

At the closing of the IPO in July 2020, 42,953,085 shares of outstanding Convertible Preferred Stock were automatically converted into 34,445,108 shares of common stock, and outstanding warrants to purchase an aggregate of 151,042 shares of Convertible Preferred Stock became exercisable for 121,122 shares of common stock and were reclassified into permanent equity.

As of December 31, 2019, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A-1 Preferred Stock and Series B Preferred Stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. As of December 31, 2019, the fair value per share of the Series A-1 Preferred Stock was $10.36. As of December 31, 2019, the fair value per share of the Series B Preferred Stock was $10.57. Prior to completing the IPO, the Company was a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company never paid or declared dividends. The change in fair value of warrant liability was a loss of $0.4 million and a gain of $0.5 million, for the nine months ended September 30, 2020 and 2019, respectively, included with other income (expense) within the consolidated condensed statement of operations and comprehensive loss.

A reconciliation of the Level 3 liabilities is as follows (in thousands):

Fair value of Level 3 liabilities as of December 31, 2019	$1,271
Change in fair value of warrant liability	387
Reclassification of warrants to stockholders' equity (deficit)	(1,658)
Fair value of Level 3 liabilities as of September 30, 2020	$—

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

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of September 30, 2020 with up to an aggregate of $0.1 million in future milestone payments.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of September 30, 2020.

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

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Oxford, pursuant to which Oxford agreed to lend the Company up to $30.0 million, issuable in three separate term loans of the Original Term A Loan, $10.0 million (“New A Term Loan”), and $10.0 million (“Term B Loan”), collectively referred to as the “Term Loans”). The Company received $10.0 million in proceeds from the New Term A Loan, net of debt issuance costs and accrued interest of $0.9 million. Under the terms of the Amended Loan Agreement the Company was permitted, at its sole discretion, to borrow $10.0 million under the Term B Loan following the achievement of a defined milestone event until the earlier of 60 days thereafter or December 20, 2018. In January 2019, the Company entered into an amendment with Oxford to extend the draw period of the Term B Loan through February 15, 2019. The Company drew the remaining

$10.0 million in February 2019. In June 2020, the Company entered into an Amended and Restated Loan and Security Agreement (“2020 Amended Loan Agreement”) with Oxford. Under the terms of the 2020 Amended Loan Agreement, the interest only period on both the Term A Loan and Term B Loan was extended by 15 months, originally through September 2020 and extended through December 2021, and the final maturity date was extended by 15 months from March 1, 2023 to June 1, 2024. The 2020 Amended Loan Agreement also included a facility fee of $0.3 million due on the amendment effective date, June 24, 2020.  All other terms under the agreement remained unchanged.

The Company evaluated the amendments in accordance with ASC Topic 470 Debt, which requires the assessment of whether the modification was considered a substantial modification, in which case the modification would be accounted for as a debt extinguishment. Based on the Company’s evaluation, the modifications were not considered substantial and as such treated as a debt modification.

All outstanding Term Loans will mature on June 1, 2024 (the “Maturity Date”) and have interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest. The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest accrues and (b) 2.0%. The interest rate for Term Loans as of September 30, 2020 was 8.94%. The Company will be required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans.

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

The Company may use the proceeds from the Term Loans solely for working capital and to fund its general business requirements. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than our intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. While any amounts are outstanding under the Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock in excess of $0.3 million, on an annual basis, subject to limited exceptions. As of September 30, 2020, the Company was in compliance with all covenants under the Loan Agreement.

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

As of September 30, 2020, there was $20.0 million outstanding under the Term A Loan. The Term A Loan was recorded at its initial carrying value of $20.0 million. In connection with the Term A Loan, the debt issuance costs of $1.0 million have been recorded as a debt discount, including the remaining unrecognized discount from the Original Term A Loan, on the Company’s consolidated balance sheets, which are being accreted to interest expense over the life of the Term A Loan. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 11.27%.

As of September 30, 2020, there was $10.0 million outstanding under the Term B Loan. The Term B Loan was recorded at its initial carrying value of $10.0 million. In connection with the Term B Loan, the debt issuance costs of $0.3 million have been recorded as a debt discount, on the Company’s consolidated balance sheets, which are being accreted to interest expense over the life of the Term B Loan. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 11.02%.

NOTE 8—EQUITY

Authorized Shares

In connection with the completion of the Company’s IPO in July 2020, the Company amended its Certificate of Incorporation to authorize 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series, par value $0.0001 per share.

Public Offering and Related Transaction

In July 2020, the Company completed its IPO selling 14,000,000 shares of its common stock at a public offering price of $16.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and other offering costs, were $205.7 million. In connection with the IPO, all 42,953,085 shares of outstanding Convertible Preferred Stock were automatically converted into 34,445,108 shares of the Company’s common stock. Additionally, the outstanding warrants to purchase an aggregate of 151,042 shares of Convertible Preferred Stock became exercisable for 121,122 shares of common stock and were reclassified into permanent equity.

Convertible Preferred Stock

Prior to its conversion to common stock, the Company’s Convertible Preferred Stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. The Company had determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

In June 2020, the Company issued and sold 10,018,300 shares of Series D Preferred Stock, at a price of $10.93 per share, for aggregate gross proceeds of $109.5 million.

Convertible preferred stock immediately prior to the closing of the IPO and as of December 31, 2019 consisted of the following (in thousands, except share amounts):

	July 14, 2020
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

Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Since the Company’s inception, there have been no dividends declared.

NOTE 9—STOCK-BASED COMPENSATION

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective as of the pricing of the IPO. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 11,183,476 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remain available for issuance under the 2015 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2015 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

Following is a summary of the Company’s stock option plan activity and related information for the three months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2020	3,611,030	$8.58	8.65
Options Granted	1,245,612	13.96
Exercised	(178,037)	1.05
Cancelled	(112,788)	10.38
Balance at September 30, 2020	4,565,817	$10.30	8.50	$7,781
Options Vested & Expected to Vest as of September 30, 2020	4,565,817	$10.30	8.50	$7,781
Options Exercisable as of September 30, 2020	1,694,101	$6.89	6.89	$6,409

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $2.0 million and $0.6 million, respectively, determined as of the date of exercise. The Company received $0.2 million and $0.1 million in cash from options exercised during the nine months ended September 30, 2020 and 2019, respectively.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,026	$312	$2,794	$867
General and administrative	869	364	2,225	870
Total stock-based compensation	$1,895	$676	$5,019	$1,737

As of September 30, 2020, total unrecognized compensation cost related to stock options was $23.8 million, and the weighted-average period over which this cost is expected to be recognized is approximately 3.1 years.

The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.4%-1.4%	1.6%-2.6%
Expected volatility	79-86%	80-87%
Expected term (years)	5.5-6	5.5-6
Dividend Yield	—	—

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of the pricing of the IPO. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2020, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 83,000 square feet with remaining lease terms of 111 months. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 6 months.

Laboratory and Office Space Leases

On January 1, 2020, on the adoption of ASC 842, the Company recognized initial lease receivables of $2.7 million, ROU lease assets of $22.3 million, which was adjusted for the deferred rent balance of $2.3 million and an initial lease liability of $27.3 million, with respect to the existing leases. The option to extend its leases in San Diego was not recognized as part of the lease liability and ROU lease assets. Under previous authoritative accounting guidance, the Company had been the deemed owner under construction of the manufacturing facility. Upon the adoption of ASC 842 the Company derecognized the amounts previously presented on its balance sheet related to its manufacturing facility including construction in progress of $2.1 million within property and equipment, and the construction financing obligation of $2.5 million recorded within other long-term liabilities and $0.3 million of other receivables within prepaid and other current assets as of December 31, 2019. The Company also recorded a cumulative adjustment to the opening balance of accumulated deficit of $0.1 million. See below for additional details for the manufacturing facility.

During the nine months ended September 30, 2020 and 2019, the Company recognized $4.4 million and $1.7 million, respectively of operating lease expense. During the nine months ended September 30, 2020, the Company paid $3.6 million for its operating leases. As of September 30, 2020, the weighted average remaining lease term and weighted-average discount rate for operating leases were 8.9 years and 8.9%, respectively.

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

Upon adoption of ASC 842, the Company determined the lease would be accounted for as an operating lease. Further, upon adoption of ASC 842, the Company determined it was the owner of the tenant improvements but did not control the construction project and therefore the fair value of the building was derecognized and costs incurred by the Company related to the tenant improvements of $13.3 million were recorded as leasehold improvements and furniture and fixtures in property and equipment, net on the consolidated balance sheet as of September 30, 2020 and will be depreciated over the remaining lease term.

As of September 30, 2020, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2020 (remaining 3 months)	$1,219
2021	4,490
2022	4,302
2023	4,431
2024	4,564
Thereafter	24,956
Total lease payments	43,962
Imputed interest	(14,148)
Total lease liability balance	$29,814

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

NOTE 11—NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(34,414)	$(20,954)	$(93,627)	$(62,914)
Net loss attributable to common stockholders	$(34,414)	$(20,954)	$(93,627)	$(62,914)
Denominator:
Weighted-average common stock outstanding, basic and diluted	54,973,788	12,665,834	27,324,297	12,427,367
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(1.65)	$(3.43)	$(5.06)

The Company’s potentially dilutive securities, which include warrants to purchase common stock and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2020	2019
Convertible preferred stock (as converted to common stock)	—	26,411,194
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
Stock options to purchase common stock	4,565,817	2,211,245
	4,686,939	28,743,561

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

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing gene engineering technologies since 2003. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity. Since our inception, we have raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from the California Institute of Regenerative Medicine, or CIRM.  On July 14, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 14,000,000 shares of common stock for gross proceeds of $224.0 million. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $341.5 million. Since our inception, we have incurred significant operating losses and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $34.4 million and $93.6 million for the three and nine months ended September 30, 2020, respectively, and $21.0 million and $62.9 million for the three and nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $245.7 million.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-BCMA-101 and P-PSMA-101, and begin to commercialize any approved products, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-BCMA-101, P-PSMA-101, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing and related steps. We work with a number of third-party contract manufacturers for production of our product candidates. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. We have completed construction of an internal pilot GMP manufacturing facility in San Diego adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies of our product candidates for Phase 1 and Phase 2 clinical trials in the future. We commenced operations in this facility in the second half of 2020, but we expect that we will continue to rely on third parties for various manufacturing needs. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

License Agreements

Below is a summary of the key terms for certain of our license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—License Agreements” and Note 12 to our annual consolidated financial statements filed in the Prospectus.

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

Pursuant to the Janssen Agreement, we paid Janssen an upfront fee of $0.2 million. As of September 30, 2020, we have paid approximately $3.3 million in milestone development fees relating to P-BCMA-101 and approximately $0.7 million in milestone development fees relating to P-PSMA-101. We are required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on if there is a valid claim present within the licensed patent rights covering the licensed product in the applicable country in which the net sales occur. The royalty rates are subject to reduction upon certain events.

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

CIRM Grant Funding

In December 2017, we were granted an award in the amount of $19.8 million from CIRM to support our clinical trial for P-BCMA-101. The terms of the award include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the agreement, we will record proceeds as a liability when received. As of September 30, 2020, proceeds received from the grant totaled $19.7 million. We may receive up to $0.1 million in future milestone payments.

 In September 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101. As of September 30, 2020, all $4.0 million had been received and no additional future payments were remaining.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-BCMA-101 and P-PSMA-101, and begin to commercialize any approved products. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal, regulatory and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance, investor and public relations activities and other expenses associated with operating as a public company.

Increase (Decrease) in Contingent Consideration

In connection with our acquisition of Vindico in October 2016, we agreed to pay additional consideration based on the achievement of a certain developmental milestone using the acquired technology. The additional purchase consideration was payable in shares of our common stock. The number of shares of common stock issuable and the associated fair value could vary depending on (1) the price paid by investors in a qualified equity financing prior to the achievement of the milestone and (2) when and if the milestone is reached. We classified this contingent consideration as a liability on our consolidated balance sheets that was remeasured to fair value at each reporting date, and we recognized changes in the fair value of the contingent consideration liability as a component of operating expenses in our consolidated statements of operations and comprehensive loss. We recognized changes in the fair value of the contingent consideration liability until the milestone was met in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital. For additional detail, see the subsections titled “—Acquisition of Vindico” above and “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Contingent Consideration” below, and Note 4 to our annual consolidated financial statements filed in the Prospectus.

Other Income (Expense)

Interest Expense

Interest expense consists of (1) interest expense on outstanding borrowings under our loan agreement and (2) amortization of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of (1) interest income and (2) miscellaneous income and expense unrelated to our core operations.

Interest income is comprised of interest earned on our invested cash balances in short-term investments. We expect our interest income to increase as we invest the cash received from the net proceeds from the IPO.

Miscellaneous income and expense unrelated to our core operations is comprised of changes in fair value of warrant liability. We issued warrants to purchase shares of our Series A-1 preferred stock in connection with our loan agreement in July 2017. We issued additional warrants to purchase shares of our Series B preferred stock in connection with the amendment of our loan agreement in August 2018 and in February 2019. We classified these warrants as a liability on our consolidated balance sheets that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the warrant liability until the warrants qualified for equity classification. Upon the closing of the IPO, the preferred stock warrants became exercisable for common stock instead of preferred stock and the fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital. For additional detail, see the subsection titled “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Warrants to Purchase Preferred Stock” below and Note 7 to our annual consolidated financial statements included in the Prospectus.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$27,016	$15,696	$11,320
General and administrative	6,458	4,007	2,451
Increase in contingent consideration	—	1,060	(1,060)
Total operating expenses	33,474	20,763	12,711
Loss from operations	(33,474)	(20,763)	(12,711)
Other income (expense):
Interest expense	(848)	(935)	87
Other income (expense), net	(92)	744	(836)
Net loss before income tax	(34,414)	(20,954)	(13,460)
Income tax benefit	—	—	—
Net loss	$(34,414)	$(20,954)	$(13,460)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
External costs:
Clinical stage programs(1)	$11,304	$8,556	$2,748
Preclinical stage programs and other unallocated expenses	5,681	2,725	2,956
Internal costs:
Personnel	7,858	3,678	4,180
Facilities and other	2,173	737	1,436
Total research and development expenses	$27,016	$15,696	$11,320

(1)

Clinical stage programs include costs related to P-BCMA-101 for the three months ending September 30, 2019 and costs related to P-BCMA-101 and P-PSMA-101 for the three months ending September 30, 2020.

Research and development expenses were $27.0 million for the three months ended September 30, 2020, compared to $15.7 million for the three months ended September 30, 2019. The increase in research and development expenses of $11.3 million was primarily due to increases in the following: $4.2 million of personnel expenses related to increased headcount, $2.7 million of external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trial and initiation of the Phase 1 P-PSMA-101 trial, $3.0 million of external costs related to our preclinical programs, and $1.4 million of internal costs related to facilities and other expenses.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended September 30, 2020, compared to $4.0 million for the three months ended September 30, 2019. The increase in general and administrative expenses of $2.5 million was primarily due to an increase of $1.7 million of personnel expenses related to increased headcount and an increase of $0.8 million of professional fees associated with becoming a publicly traded company.

Increase in Contingent Consideration

Our contingent consideration liability relates to the Vindico acquisition, in which we had a contingent obligation to issue shares of our common stock to former Vindico shareholders upon achievement of a proof of concept preclinical milestone. Increase in contingent consideration was $0 for the three months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019. In the 2019 period, we recorded an increase in our contingent consideration liability resulting from the successful completion of the milestone in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2019. Interest expense consisted of interest in the outstanding principal under our loan and security agreement, which was consistent during the respective periods.

Other Income (Expense), Net

Other expense was $0.1 million for the three months ended September 30, 2020, compared to other income of $0.7 million for the three months ended September 30, 2019. This change in other income (expense), net of $0.8 million was primarily due to a $0.2 million increase in warrant liability partially offset by $0.1 million of interest income during the three months ended September 30, 2020, compared to $0.7 million of interest income during the three months ended September 30, 2019. The decrease in interest income was driven by a decrease in available interest rates for investments.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$75,636	$41,189	$34,447
General and administrative	15,553	14,449	1,104
Increase in contingent consideration	—	6,683	(6,683)
Total operating expenses	91,189	62,321	28,868
Loss from operations	(91,189)	(62,321)	(28,868)
Other income (expense):
Interest expense	(2,654)	(2,633)	(21)
Other income (expense), net	216	2,040	(1,824)
Net loss before income tax	(93,627)	(62,914)	(30,713)
Income tax benefit	—	—	—
Net loss	$(93,627)	$(62,914)	$(30,713)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
External costs:
Clinical stage programs(1)	$30,526	$20,150	$10,376
Preclinical stage programs and other unallocated expenses	18,300	9,933	8,367
Internal costs:
Personnel	22,032	9,525	12,507
Facilities and other	4,778	1,581	3,197
Total research and development expenses	$75,636	$41,189	$34,447

(1)	Clinical stage programs include costs related to P-BCMA-101 for the nine months ending September 30, 2019 and costs related to P-BCMA-101 and P-PSMA-101 for the nine months ending September 30, 2020.

Research and development expenses were $75.6 million for the nine months ended September 30, 2020, compared to $41.2 million for the nine months ended September 30, 2019. The increase in research and development expenses of $34.4 million was primarily due to increases in the following: $12.5 million of personnel expenses related to increased headcount, $10.4 million of external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trial and initiation of the Phase 1 P-PSMA-101 trial, $8.4 million of external costs related to our preclinical programs, and $3.2 million of internal costs related to facilities and other expenses.

General and Administrative Expenses

General and administrative expenses were $15.6 million for the nine months ended September 30, 2020, compared to $14.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses of $1.2 million was primarily due to the following: an increase of $4.1 million of personnel expenses related to increased headcount and an increase of $1.0 million of professional fees associated with being a publicly traded company, offset in part by $1.5 million of facility expense related to lease termination costs incurred in 2019, $2.0 million of deferred financing costs written off in 2019, and $0.5 million of costs associated with legal expenses, consultants, and other general expenses that did not recur in 2020 due to additional personnel hired that can perform the tasks.

Increase in Contingent Consideration

Our contingent consideration liability relates to the Vindico acquisition, in which we had a contingent obligation to issue shares of our common stock to former Vindico shareholders upon achievement of a proof of concept preclinical milestone. Increase in contingent consideration was $0 for the nine months ended September 30, 2020, compared to $6.7 million for the nine months ended September 30, 2019. In the 2019 period we recorded an increase in our contingent consideration liability resulting from a change in certain fair value assumptions, including an increase in the probability of success in achieving the milestone, due to an advancement in our preclinical work and eventual achievement of the milestone. We recognized changes in the fair value of the contingent consideration liability until the applicable milestone was met in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital.

Interest Expense

Interest expense was $2.7 million for the nine months ended September 30, 2020, compared to $2.6 million for the nine months ended September 30, 2019. Interest expense consisted of interest on the outstanding principal under our loan and security agreement, which was consistent during the respective periods.

Other Income (Expense), Net

Other income was $0.2 million for the nine months ended September 30, 2020, compared to other income of $2.0 million for the nine months ended September 30, 2019. This decrease in other income of $1.8 million was primarily due to a $0.4 million increase in warrant liability offset by $0.6 million of interest income during the nine months ended September 30, 2020, compared to a $0.5 million decrease in warrant liability and $1.5 million of interest income during the nine months ended September 30, 2019. The decrease in interest income was driven by a decrease in available interest rates for investments.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing gene engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses. Our net losses were $34.4 million and $93.6 million for the three and nine months ended September 30, 2020, respectively, and $21.0 million and $62.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $245.7 million. Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our IPO, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. We expect that our cash, cash equivalents and marketable securities as of September 30, 2020 of $341.5 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term we will need additional financing to support our continuing operations and pursue our growth strategy.

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

As of August 2018, outstanding borrowings under the 2018 Loan Agreement consisted of a Term A loan, in the amount of $20.0 million.

In February 2019, we drew the remaining available balance under the 2018 Loan Agreement, or Term B loan, in the amount of $10.0 million. The Term A loan and Term B loan (together “Term Loans”) bear interest at a floating per annum rate equal to (1) 6.94% plus (2) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 2.00%. As of September 30, 2020, the interest rate applicable to our Term Loans borrowing was 8.9%.

Interest only payments for the 2018 Loan Agreement were extended through October 2020, with a maturity date of March 2023. We will be required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (1) the maturity date, (2) acceleration of any Term Loan or (3) the prepayment of the Term Loans.

In June 2020, we entered into a fourth amendment to the 2018 Loan Agreement with Oxford to extend the interest-only payment period and maturity date. All outstanding Term Loans will now mature on June 1, 2024 and will have interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest. In addition, in conjunction with the entry into the fourth amendment, we paid Oxford a facility fee of $0.3 million. Our obligations under the 2018 Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2018 Loan Agreement. While any amounts are outstanding under the 2018 Loan Agreement, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. In July 2017, the U.K.’s Financial Conduct Authority, which regulates the London Interbank Offered Rate, or LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with the transition from LIBOR to a new benchmark rate.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(83,013)	$(47,954)
Cash used in investing activities	(252,403)	(52,765)
Cash provided by financing activities	313,903	164,357
Net increase (decrease) in cash and cash equivalents	$(21,513)	$63,638

During the nine months ended September 30, 2020, operating activities used $83.0 million of cash, primarily resulting from our net loss of $93.6 million, offset by non-cash expenses of $7.6 million, and net cash provided by changes in our operating assets and liabilities of $3.0 million. Non-cash charges consisted primarily of $5.0 million in stock-based compensation, $1.5 million in depreciation and amortization expense, $0.6 million of accretion of discount on issued term debt, and $0.4 million from change in fair value of the preferred stock warrant liability. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $9.0 million increase in accrued liabilities and a $3.1 million decrease in operating lease right-of-use assets offset by a $4.0 million decrease in accounts payable, a $2.3 million increase in prepaid expenses and other current assets, and a $2.7 million decrease in operating lease liabilities.

During the nine months ended September 30, 2019, operating activities used $48.0 million of cash, primarily resulting from our net loss of $62.9 million, offset by non-cash expenses of $10.7 million and net cash provided by changes in our operating assets and liabilities of $4.3 million. Non-cash charges consisted primarily of $6.7 million from a change in the fair value of our contingent liabilities, $1.7 million in stock-based compensation, $0.9 million from a write-off of deferred financing costs, $0.8 million from depreciation and amortization expenses, and $0.6 million of accretion of discount on issued term debt. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $5.7 million increase in accrued liabilities and a $1.1 million increase in other long-term liabilities, offset by a $1.5 million increase in other long-term assets and a $1.0 million decrease in accounts payable.

Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $252.4 million, consisting of purchases of short-term investments of $295.1 million and purchases of property and equipment of $14.8 million, offset by proceeds from maturities of short-term investments of $57.5 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $52.8 million, primarily due to the purchases of $66.5 million of short-term investments and purchases of $3.8 million of property and equipment, offset by $17.5 million of proceeds from maturities of short-term investments.

The timing of purchase and sales of our short-term investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financings activities was $313.9 million, consisting primarily of $205.7 million in net proceeds from the IPO, $104.1 million in net proceeds from the sale of preferred stock and $4.2 million in grant payments from CIRM.

During the nine months ended September 30, 2019, net cash provided by financings activities was $164.4 million, consisting primarily of $149.7 million in net proceeds from the sale of preferred stock, $10.0 million in net proceeds for our debt amendment and $4.6 million in grant payments from CIRM.

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

We have also entered into a several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. We have not included future payments under this agreement in the table above since the payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—License Agreements” above.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our prospectus dated June 19, 2020 that forms a part of our Registration Statements on Form S-1 (File Nos. 333-239321, as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, on July 10, 2020 (Prospectus).

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $341.5 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of September 30, 2020, we had $30.0 million of borrowings outstanding under the 2018 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loans to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loans. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), we have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses

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

Remediation Efforts

We have hired additional accounting personnel and will continue to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties. Actions have been taken to strengthen our controls, including the hiring of additional internal accounting resources and the engagement of additional third-party consulting resources. During the quarter ending September 30, 2020 we updated access controls to remove the ability to both create and post journal entries. We also reviewed all processes to ensure with the expansion of the accounting team, appropriate segregation of duties exist for all key controls and appropriate review of account reconciliations were performed and we will continue to further review actions needed to appropriately address the control deficiencies identified.

We anticipate that the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting.  We are unable to determine with certainty that these actions will address the related material weaknesses.

Changes in Internal Control Over Financial Reporting

As described above in the “Remediation Efforts” section, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below this risk factor summary and should be carefully considered.

•

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

•

Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans. We may not be able to successfully complete clinical development of any of our product candidates.

•	The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.
•

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

•

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates.

•

We rely on third parties to conduct our clinical trials, perform some of our research and preclinical studies and manufacture and supply certain of our product candidates. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs.

•	We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our gene engineering technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both.

•

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

•

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours.

•

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three and nine months ended September 30, 2020 our net losses were $34.4 million and $93.6 million, respectively. For the three and nine months ended September 30, 2019 our net losses were $21.0 million and $62.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $245.7 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of September 30, 2020, we had $341.5 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, and proceeds from our IPO, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. While we have conducted preclinical studies and have interim Phase 1 clinical trial results for P-BCMA-101 at certain dose levels, we do not know how P-BCMA-101 will perform in the ongoing Phase 1 clinical trial or in future clinical trials, whether any initial tumor responses observed to date will be durable or whether adverse events will arise over time. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. In addition, due primarily to the observation of anti-drug antibodies in some patients, we are currently exploring additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regime to potentially suppress any antibody response, in the expanded Phase 1 portion of our clinical program. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in our Phase 2 clinical trial, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts, and therefore we may have limited ability to predict how P-BCMA-101 will perform in the Phase 2 clinical trial. Further, the P-BCMA-101 product used in our ongoing exploratory dosing cohorts was manufactured at a different facility using revised methods from those used in our original Phase 1 cohorts, which could adversely affect the results of such cohorts and future trials. Similarly, for P-PSMA-101, we dosed the first patient in a Phase 1 clinical trial in May 2020. Other than P-BCMA-101 and P-PSMA-101, none of our product candidates have ever been tested in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may encounter substantial delays in our clinical trials.*

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for P-BCMA-ALLO1 or P-MUC1C-ALLO1, our Dual CAR product candidates or our liver directed gene therapy candidates until we complete certain preclinical development and submit and receive authorization to proceed under INDs. In addition, we initiated a Phase 2 clinical trial for P-BCMA-101 while our Phase 1 clinical trial continues, and we cannot predict whether results observed in the ongoing Phase 1 clinical trial, including from new dosing levels or schedules or manufacturing changes, will delay the completion of the Phase 2 clinical trial. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we have resumed the trial, the clinical hold will delay the ultimate completion of the trial and we cannot guarantee that after resuming the trial, we will not observe additional patient deaths or encounter other events that cause the P-PSMA-101 trial be suspended or terminated. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing enrollment. These impacts have recently caused us to reevaluate the expected timing of clinical milestones and we may continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or competing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, we have only tested P-BCMA-101 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. In our ongoing Phase 1 clinical trial of P-BCMA-101, as of the data cutoff of January 31, 2020, the rate of CRS remained low at approximately 20%, with only one being ≥ Grade 3. There was also one patient reported to have neurotoxicity related to P-BCMA-101 (confusion observed in a patient with mental status changes before administration of P-BCMA-101), and no deaths related to P-BCMA-101. Overall other common treatment emergent adverse events and SAEs have included cytopenias, infections and constitutional symptoms, which are mostly consistent with conditioning lymphodepletion therapy and the underlying disease and not generally believed by us to be related to CAR-T therapies like P-BCMA-101. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products and temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Domestic inspections were restarted by FDA on a risk-based basis in July 2020. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We or the third parties on which we rely for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, may not be able to establish or maintain supply of our product candidates that is of satisfactory quality and quantity.*

We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of certain of our product candidates for preclinical and clinical testing and may continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We have completed construction and commenced operations of a pilot manufacturing facility, which we expect to be used to develop and manufacture preclinical and clinical material for future clinical trials for certain product candidates. We expect to begin GMP manufacturing in the first half of 2021. We may encounter delays, quality or other issues if and when we begin to use our pilot manufacturing facility for clinical supply. Even after the pilot manufacturing facility is validated and qualified, we expect that we will continue to rely on third parties for various manufacturing needs. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, prior to initiating the exploratory cohorts of our ongoing Phase 1 clinical trial, we began manufacturing P-BCMA-101 product at a different facility using revised methods from those used in manufacturing the P-BCMA-101 product that was administered to patients enrolled under the original Phase 1 protocol and for which interim data was previously made available. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services, or CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.*

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-BCMA-101 and P-PSMA-101, we have licensed Centyrin binders under an agreement with Janssen Biotech Inc., or Janssen, with respect to P-BCMA-ALLO1, we have licensed heavy-chain-only binders under an agreement with TeneoBio, Inc., or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed potential binders under our agreements with Genus Oncology, LLC, or Genus, and TeneoBio, with respect to P-PSMA-ALLO1 and our Dual CAR programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-PSMA-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

Risks Related to Our Industry and Business Operations

The COVID-19 pandemic continues to adversely impact our business, including our clinical trials, supply chain and business development activities.*

In December 2019, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread and ameliorate the impact of the disease, including limiting non-essential gatherings of people and non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions) and have also implemented multi-step policies with the goal of re-opening such states and municipalities. As a result of these actions and in an effort to ensure the safety of employees during the pandemic, a majority of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 continues to negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have slowed down or stopped further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Furthermore, we have completed construction on a pilot manufacturing facility and began operations in the third quarter of 2020. However, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases could cause validation and qualification of this facility to be delayed significantly. In addition, even though the pilot manufacturing facility is operational, such government orders could prevent us from operating the facility as intended. These events could delay our ability to manufacture clinical-scale materials for certain of our product candidates and otherwise delay the development of certain of our product candidates.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Other than for our Chief Executive Officer, we do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2020, we had 186 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters.*

Our headquarters, main research facility and pilot manufacturing facility are located in San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service providers’ disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans, business, financial condition or results of operations.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace and replace certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Additionally, in December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. There may also be other efforts to challenge, repeal or replace the Affordable Care

Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost, or WAC, of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold.

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

Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. For example, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. Additionally, on August 6, 2020, the Trump administration issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

•

HIPAA, as amended by HITECH and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and certain physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. For example, in early 2019, we received a letter from a third party alleging that we have used materials received from the third party in an unauthorized manner and stating a belief that we will infringe certain patents relating to the use of a safety switch in our CAR-T products. While we have denied that we used any of the third party’s materials in an unauthorized manner and believe that the patents will not be infringed, are invalid, or both, we cannot predict whether the third party will persist in its allegations or whether litigation will ensue. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 9, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 67.3% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Chief Executive Officer, a member of our board of directors and the beneficial owner of approximately 16.4% of our voting stock as of November 9, 2020, is a member of the board of directors of Transposagen, served as its Chief Executive Officer from its inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 74.14% of its capital stock. In addition, Dr. Ostertag is also the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 62.5% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 41.7% of its capital stock.

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

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 9, 2020, there were 61,820,010 shares of common stock issued and outstanding. Of these shares, 47,820,010 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 34,445,108 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

General Risk Factors

We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and various requirements the Nasdaq Global Select Market have imposed on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the completion of our IPO. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate that we will annually incur approximately $2.0 million to $3.0 million in additional expenses to comply with the requirements imposed on us as a public company.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. If we violate HIPAA, we may be subject to significant civil penalties. Additionally, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Use of Proceeds

We completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-239321) that was declared effective on July 9, 2020 and registered an aggregate of 16,100,000 shares of our common stock. On July 14, 2020, we sold 14,000,000 shares of our common stock at a public offering price of $16.00 per share for an aggregate gross offering price of $224.0 million. BofA Securities, Inc., Piper Sandler & Co. and William Blair & Company, L.L.C. acted as joint book-running managers for the IPO.

The net proceeds to us after deducting underwriting discounts and commissions of $15.7 million and net offering expenses of $2.6 million were $205.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through November 9, 2020, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

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

POSEIDA THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Eric Ostertag
	Name:	Eric Ostertag, M.D., Ph.D.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Mark J. Gergen
	Name:	Mark J. Gergen
	Title:	President, Chief Business Officer
(Principal Financial Officer)