Form 10-K
period 2020-12-31
Poseida Therapeutics, Inc.
filed 2021-03-11
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39376

POSEIDA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2846548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9390 Towne Centre Drive San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 779-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PSTX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 14, 2020 was approximately $516.1 million, based on the closing price of the Registrant’s common stock as reported by The Nasdaq Global Select Market on such date. The Registrant has elected to use July 14, 2020 as the calculation date, as this was the date the Company completed its initial public offering and on the last business day of the Registrant’s most recently completed second fiscal quarter there was no public market for the Registrant’s common stock.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 62,108,168.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

i

Forward-Looking Statements

This Annual Report includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements, including statements about:

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

The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company dedicated to utilizing our proprietary gene engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER site-specific gene editing system and nanoparticle- and AAV-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our wholly-owned portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our chimeric antigen receptor T cell, or CAR-T, therapy portfolio consists of both autologous and allogeneic, or off-the-shelf, product candidates. Relatively few allogeneic CAR-T cell products have been yet developed due to the need for a gene editing technology in their production, but these have the potential to be the next significant advance in the field as ready to use, off-the-shelf products of consistently high quality. We are advancing a broad pipeline with a plan to have up to six CAR-T product candidates in the clinic by 2022 in both hematological and solid tumor oncology indications. Our most advanced product candidate, P-BCMA-101, is an autologous CAR-T being developed for the treatment of patients with relapsed/refractory multiple myeloma, for which we have initiated a potentially registrational Phase 2 clinical trial, which we believe, if successfully completed, could support a submission seeking accelerated regulatory approval, and an expanded Phase 1 clinical trial that is currently enrolling to evaluate different dosing strategies and process improvements, including manufacturing using a nanoplasmid. In these clinical trials, following discussions with the U.S. Food and Drug Administration, or FDA, P-BCMA-101 can be dosed on a fully outpatient basis, without the need to reserve an intensive care unit, or ICU. The FDA has indicated that if data from our Phase 2 clinical trial do not provide evidence sufficient for accelerated approval, additional clinical testing would be required, including potentially a randomized controlled Phase 3 trial or trials. We are also currently enrolling patients in a Phase 1 clinical trial with our second autologous product candidate, P-PSMA-101, for the treatment of patients with metastatic castrate resistant prostate cancer, or mCRPC. We expect to file an investigational new drug application, or IND, for our first fully allogeneic CAR-T product candidate, P-BCMA-ALLO1, in the first half of 2021 for patients with relapsed/refractory multiple myeloma and have three additional allogeneic programs advancing toward anticipated IND filings in the second half of 2021 and 2022, including P-MUCIC-ALLO1 and up to two dual CAR allogeneic programs.

Within gene therapy, we believe our technologies have the potential to create next generation therapies that can deliver long-term, stable gene expression that does not diminish over time and may have the capacity to result in single treatment cures. We expect to file an IND for our first liver-directed gene therapy product candidate for the orphan genetic disease ornithine transcarbamylase, or OTC, deficiency in 2022. We believe our proprietary gene engineering technologies have the potential to address the limitations of the transient nature of traditional gene therapies, thereby offering distinct advantages in liver-directed gene therapy. Furthermore, we believe that we have the potential to pursue multiple in vivo and ex vivo approaches in a wide array of cell types and tissues for non-liver-directed gene therapies.

Across our pipeline, we seek to leverage the unique aspects and capabilities of our core platform technologies to create cell and gene therapeutic product candidates that: (1) are differentiated by potent and durable activity and tolerability, (2) may allow us to address indications that are not accessible with the current generation of cell and gene therapeutics, and (3) may allow for widespread patient accessibility enabling broader commercial adoption.

Differentiation based on potent and durable activity and tolerability:

Cell Therapy. Our non-viral piggyBac DNA Delivery System allows us to design CAR-T product candidates that can not only deliver very large CAR-containing transgenes to T cells, but also generate CAR-T products that deliver a high percentage of early memory T cells, such as stem cell memory T, or TSCM, cells. TSCM cells are a stem cell form of T cells that engraft, self-renew and mature into every T cell subtype, including the effector T, or TEFF, cells, which are tumor killing cells. We believe delivering a high percentage of TSCM cells will drive more gradual tumor killing, thereby inducing less inflammatory cytokine response and improving the tolerability profile of our CAR-T product candidates relative to those of existing CAR-T therapies. Conceptually, through these TSCM cells, we are able to deliver a predominantly self-renewing CAR-T “prodrug” that can engraft and produce unlimited TEFF “drug”, an approach that potentially results in more potent activity and duration of response.

Gene Therapy. PiggyBac confers many potential advantages compared to current gene therapies that rely on traditional viral-based delivery methods. In preclinical studies, piggyBac transgene delivery exhibited high-level, long-term, stable gene expression and allowed for permanent gene integration into DNA. In contrast, traditional viral vectors used for in vivo gene therapy, such as adeno-associated virus, or AAV alone, which is a virus that can be engineered to deliver DNA to target cells, when used alone are unable to permanently integrate into DNA and thus result in transient therapeutic transgene expression, which decreases over time. PiggyBac’s ability to deliver high levels of stable integration and therapeutic transgene expression may also enable lower dosing when used in combination with AAV. Furthermore, in our preclinical studies the controlled integration of piggyBac has been shown to be non-mutagenic and non-oncogenic, which we believe makes it better suited as a delivery vehicle than AAV. As compared to nanoparticle alone-based delivery approaches, which similar to AAV alone approaches are transient in nature, nanoparticle combined with piggyBac may result in integration and stable therapeutic transgene expression and may also obviate the immunogenicity issues that are often associated with viral-based delivery methods.

Ability to address indications currently inaccessible by cell and gene therapeutics:

Cell Therapy. We believe the ability of our CAR-T product candidates to engraft and produce a potentially unlimited number of TEFF cells is a critical advantage that may allow the field of CAR-T to move beyond hematological tumors and into solid tumors, an area historically limited due to the lack of persistence and durability of therapeutic cells needed to produce a clinical impact.

Gene Therapy. We are utilizing advantages that we have engineered in our piggyBac, nanoparticle and AAV-based gene delivery technologies to potentially overcome many of the limitations of current in vivo gene therapies. PiggyBac’s ability to permanently integrate into DNA enables us to extend our reach into diseases associated with many tissues of the body that contain either dividing or non-dividing cells, a feature not available to transient viral-based delivery methods. Additionally, our potential to enable durable gene expression within tissues with rapidly dividing cells should enable us to pursue the entire spectrum of genetic diseases including many indications within the pediatric population.

Widespread patient accessibility enabling broader commercial adoption:

Cell Therapy. CAR-T treatments have faced both cost and safety challenges. Our engineering of proprietary booster molecules allows us to generate hundreds of doses from a single manufacturing run in our fully allogeneic CAR-T program. We believe this will lead to a significant reduction in costs to levels in the range of traditional biologic therapeutics in oncology. Additionally, piggyBac is intrinsically more cost effective than historical CAR-T methods as it utilizes nucleic acids, DNA and RNA produced using good manufacturing practices, or GMP, which are faster and cheaper to produce than GMP virus. Our focus on TSCM, first initiated in our autologous CAR-T product candidates, offers potential tolerability benefits and has demonstrated our potential ability to limit cytokine release syndrome, or CRS, and neurotoxicity that has limited the broad commercial adoption and utility of existing autologous CAR-T therapeutics. As a result of its tolerability profile and following discussions with the FDA, our potentially registrational Phase 2 clinical trial can be dosed on a fully outpatient basis, which we believe will also support broader adoption, if approved.

Gene Therapy. PiggyBac’s ability to permanently integrate into the DNA yields the potential to provide more durable responses within gene therapy for many diseases that current viral-based approaches are unable to address. Importantly, we believe piggyBac will drive our potential ability to deliver single treatment cures, overcoming the limitations of viral-based therapies related to tolerability and durability. PiggyBac in combination with AAV may enable lower dosing, thereby improving tolerability and reducing costs. In future product candidates, nanoparticle delivery of piggyBac will eliminate the need for AAV and may further improve tolerability and reduce cost. We believe these characteristics will potentially yield significant commercial advantages and confer meaningful pharmacoeconomic benefits to payors potentially resulting in broader commercial success.

Our Proprietary Cell and Gene Engineering Platform Technologies

We have developed a proprietary suite of gene engineering technologies that have broad utility. The breadth and depth of our technology platforms fall into three primary categories: (1) non-viral gene insertion, (2) gene editing and (3) gene delivery, supported by CAR-T tools.

•

Non-viral gene insertion. Our proprietary, non-viral piggyBac DNA Delivery System, which includes our Super piggyBac transposase enzyme, is highly efficient at stable gene insertion and has a significantly larger genetic cargo capacity as compared to viral methods (potentially greater than 20x lentivirus). As a result, our product candidates can contain transgenes large enough to include multiple chimeric antigen receptor, or CAR, and/or T cell receptor, or TCR, genes, selection genes, safety switch genes and potentially other cargo for specific treatment applications, making it a highly versatile platform. Importantly, piggyBac works in a wide variety of cell types, both dividing and non-dividing, T cells, B cells, natural killer cells, hematopoietic stem cells, or HSC, induced pluripotent stem cells, primary hepatocytes and numerous other cell types giving it broad reach and applicability.

•

Gene editing with precise specificity. Our proprietary, highly precise Cas-CLOVER site-specific gene editing technology is easy to use, highly efficient and capable of multiplexing and has shown low to no off-target activity in our preclinical studies, which we believe provides a distinct tolerability advantage over other gene editing systems. In addition, unlike many other gene editing technologies, Cas-CLOVER can efficiently edit resting T cells, allowing for the maintenance of the highly desirable TSCM product composition in allogeneic product candidates, an important component of our CAR-T approach. Both of our proprietary site-specific gene editing platforms, Cas-CLOVER, and a related technology called TAL-CLOVER, can also be used for in vivo gene therapies.

•

Gene delivery. We have numerous technologies and platforms for delivering DNA, RNA and proteins, including into cells both ex vivo and in vivo. These include nanoparticle technology, AAV technology, and both ex vivo and in vivo electroporation, which is a process by which we use a pulse of electricity to briefly increase the permeability of cells.

•	Additional proprietary tools. We also have a number of other technologies and tools that have been developed for certain specific applications including:
o

TSCM Phenotype. We have developed and patented a number of manufacturing methods and media to preserve a high percentage of TSCM in our product candidates. We believe that the TSCM cell phenotype is key to success in CAR-T therapies.

o

Positive selection. We create product candidates utilizing a fully human drug resistance gene that can be employed during manufacturing to create a purified product that is essentially 100% CAR-positive, minimizing one of the sources of CAR-T toxicity and thereby potentially enhancing the therapeutic index. Our initial use for positive selection is for CAR-T, but this technology has utility in other cell types.

o

Booster molecules. We have developed a technology that enables improved expansion of gene-edited allogeneic cells without affecting their desirable TSCM characteristics. The booster molecule is an RNA-based technology introduced to T cells during the manufacturing process, which results in transient expression of a receptor on the surface of T cells that allows the cells to respond to antibody-based activator molecules, resulting in significant expansion of the cells without causing maturation or exhaustion of the cells. Using this approach, we can create hundreds of doses from a single manufacturing run yet maintain the high percentage of desirable TSCM cells in the final product candidate. This technology is currently used in our allogeneic CAR-T program but may have utility in other cell types.

o

Safety switch. We have developed a proprietary safety switch comprised of fully human genes that can be activated by administration of a small molecule, and thereafter, has the potential to rapidly eliminate some or all of the genetically modified cells in the patient after administration.

o

CAR binding libraries. In addition to traditional scFv binders, we have access to and utilize novel binder technologies, such as heavy-chain-only antibody fragments, which, compared to scFv, are more stable, result in less T cell exhaustion and may result in lower immunogenicity.

o

Armoring platforms. We can use our genetic engineering tools to make other modifications to our product candidates to potentially improve their performance against solid tumors, an approach commonly referred to as “armoring”. We have several types of armoring platforms:

▪

Conditional gene expression system: Due to the very large cargo capacity of piggyBac, we have demonstrated the ability to deliver into the genome a conditional gene expression system that expresses one or more genes of interest only when the cell becomes activated or stimulated by binding of the CAR molecule to its specific target. This approach is superior to constitutive expression systems in that tight conditional regulation limits gene expression to relevant sites, such as the tumor microenvironment. In this way, supporting molecules such as pro/anti-inflammatory molecules, checkpoint inhibitors, cytokines, interleukins and chemokines can be expressed by the T cell and/or delivered locally to the tumor or target cell.

▪

Decoy receptors: CAR-T therapies can be enhanced by using piggyBac to deliver molecules that sequester and block negative immune regulators, such as PD-1 and TGFβR2. Decoy/null or positive switch receptors can be used to block or convert to activators, respectively, regulatory signals from the tumor microenvironment that otherwise work to exhaust T cell responses.

▪

Gene knockout: Our Cas-CLOVER site-specific gene editing platform can be used to armor both autologous and allogeneic CAR-T therapies by targeting functional regulatory molecules, such as checkpoint blockade genes. These protein receptors are involved in exhaustion mechanisms by the tumor microenvironment.

These broad platform technologies, when used in various combinations, enable us to pursue a wide array of therapeutic modalities and indications. We believe this component of our strategy and business model will be a core value driver for us over the long term. The following graphic presents the broad utility of our platform technologies:

Our Pipeline

Our broad and versatile set of proprietary platform technologies has allowed us to develop a deep pipeline of wholly-owned, novel product candidates with composition of matter protection through at least 2037. Our initial focus is on CAR-T for oncology and liver-directed gene therapy programs for rare diseases. The following table summarizes our current product candidate portfolio:

CAR-T for Oncology

Autologous Programs

Our autologous CAR-T product candidates are developed using a patient’s own cells to treat his or her disease. We believe our ability to develop product candidates with a high percentage of TSCM cells may result in improved tolerability and the potential to see more durable responses than the current generation of CAR-T therapeutics. We are also exploring novel dosing strategies in our autologous programs to more fully optimize clinical approaches. Importantly, all the learnings from our autologous programs are also being transferred and utilized to inform and improve our allogeneic programs.

P-BCMA-101

•

Our most advanced product candidate, P-BCMA-101, is an autologous CAR-T targeting B cell maturation antigen, or BCMA. We are currently evaluating P-BCMA-101 in a potentially registrational Phase 2 clinical trial and expanded Phase 1 clinical trial for the treatment of patients with relapsed/refractory multiple myeloma in the outpatient setting.

•

Interim results from our ongoing Phase 1 clinical trial of P-BCMA-101 are encouraging. We have seen favorable tolerability results with very low levels of CRS and almost no neurotoxicity. Based on the interim tolerability results observed in the Phase 1 clinical trial, we initiated our Phase 2 clinical trial on a fully outpatient basis.

•

We presented an update of our Phase 1 data at the American Society of Hematology Annual Meeting in December 2020 highlighting some modifications we made to our manufacturing process using a nanoplasmid which translated into an increase in the depth and rate of responses at comparable doses to the earlier cohorts. We continue to evaluate the additional data generated using this process.

•	The FDA granted Regenerative Medicine Advanced Therapy Designation in November 2018 and Orphan Drug Designation in May 2019 for the treatment of multiple myeloma.
•	Manufactured using our non-viral piggyBac DNA Delivery System.

P-PSMA-101

•	Autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with mCRPC.
•

In preclinical studies, P-PSMA-101 has demonstrated elimination of tumor cells to undetectable levels in 100% of animals, with only one incidence of a relapse in the low dose cohort. These data were generated in a preclinical model of mCRPC in which immuno-deficient mice were implanted with solid tumors comprised of a human mCRPC cell line. To our knowledge based on published literature, no other product candidate has shown complete solid tumor elimination in this preclinical model. Should P-PSMA-101 show promising efficacy in the clinic, we would likely accelerate our allogeneic version of this product candidate, P-PSMA-ALLO1.

•

We have initiated a Phase 1 clinical trial and dosed the first patient in May 2020. Following a patient death, the trial was placed on clinical hold in August 2020 which was subsequently lifted in November 2020. The Phase 1 trial resumed and is ongoing.

•	Manufactured using our non-viral piggyBac DNA Delivery System.

Allogeneic Programs

Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses could be cryopreserved and stored at treatment centers for future off-the-shelf use.

P-BCMA-ALLO1

•	Allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients.
•	We have designed P-BCMA-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.

•	We anticipate an IND filing and initiation of a Phase 1 clinical trial in the first half of 2021.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

P-MUC1C-ALLO1

•

Allogeneic CAR-T product candidate in preclinical development for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C.

•

P-MUC1C-ALLO1 was designed to leverage the learnings of our P-BCMA-ALLO1 program. We have designed P-MUC1C-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.

•

We have demonstrated the elimination of tumor cells to undetectable levels in a preclinical model of ovarian cancer and two models of breast cancer, including a model of triple negative breast cancer in which immuno-deficient mice were implanted with a human metastatic breast cancer cell line.

•	We anticipate an IND filing and initiation of a Phase 1 clinical trial by the end of 2021.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

P-PSMA-ALLO1

•	Allogeneic CAR-T product candidate targeting PSMA being developed to treat patients with mCRPC.
•	We have designed P-PSMA-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.
•	We anticipate an IND filing after analyzing preliminary results observed in the ongoing P-PSMA-101 Phase 1 clinical trial.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

Dual CAR Allogeneic Programs

We have a portfolio of allogeneic dual CAR product candidates, which contain two fully functional CAR molecules to target cells that express at least one of the two intended targets, that are in preclinical studies. We believe that our ability to include two or more fully functional CAR molecules into a T cell could be a significant competitive advantage. We intend to file an IND and initiate a Phase 1 clinical trial for at least one dual CAR program in 2022.

Gene Therapy Programs

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV to overcome the major limitations of traditional AAV gene therapy. We believe that our approach will result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. Our eventual goal is to completely replace AAV with our nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

P-OTC-101. P-OTC-101 is a liver-directed gene therapy combining piggyBac technology with AAV for the in vivo treatment of OTC deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. In a neonatal mouse model of severe OTC deficiency, we observed an approximately 100-fold increase in OTC levels with a single injection of a piggyBac in combination with AAV to deliver an OTC therapeutic transgene compared to AAV-transgene alone, significantly beyond what would be expected to correct the deficiency in humans. We anticipate an IND filing and initiation of a Phase 1 clinical trial for P-OTC-101 in 2022.

P-FVIII-101. P-FVIII-101 is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Our preclinical data demonstrates an ability to correct this deficiency to near normal levels in a juvenile mouse model using nanoparticle delivery of our P-FVIII-101 potential product candidate. Preclinical studies are ongoing that will inform the development plan and timeline to IND.

P-MMUT-101. P-MMUT-101 is a liver-directed gene therapy combining piggyBac technology with AAV for the treatment of methylmalonic acidemia, or MMA. MMA is an inborn error of metabolism caused by congenital mutations in the methylmalonyl-CoA mutase, or MMUT, gene affecting amino acid metabolism pathways with a high unmet medical need. Due to uncertainty associated with the pandemic and the emergence of our Factor VIII program we will assess timing of this program following more data on nanoparticle delivery.

Our Strategy

Our mission is to develop next generation cell and gene therapeutics with the capacity to cure.

We intend to develop and commercialize novel cell and gene therapy products by using our broad gene engineering platform technologies to treat patients with high unmet medical need across a wide of array of indications. Our current pipeline includes autologous and allogeneic CAR-T product candidates for oncology indications and piggyBac + AAV and piggyBac + nanoparticle product candidates as liver-directed gene therapy programs for orphan genetic diseases. We plan to pursue our mission through the following strategies:

Rapidly develop and commercialize autologous and allogeneic CAR-T therapies targeting hematological malignancies. We are developing both P-BCMA-101 and P-BCMA-ALLO1, product candidates for patients with relapsed/refractory multiple myeloma, to address cost and safety limitations of current CAR-T therapies utilized in this indication. Over time, we plan to develop our product candidates in earlier lines of treatment and for other hematological malignancies and will seek to commercialize in community hospital settings, and eventually in outpatient infusion sites. Based on the toxicity profile observed in the Phase 1 clinical trial and following discussions with the FDA, our potentially registrational Phase 2 clinical trial can be dosed on a fully outpatient basis. Should data from our P-BCMA-ALLO1 program, which we anticipate will begin to be available in late 2021, meet our expectations, we would consider reallocating our efforts and resources to advancing our allogeneic program.

Leverage the strength and breadth of our platform technologies to develop autologous and allogeneic CAR-T therapies in solid tumors. Our platform technology is designed to address the historical CAR-T limitations in treating solid tumors, which result from the lack of product persistence needed to have a clinical impact on these indications. We are advancing both P-PSMA-101, P-PSMA-ALLO1 and P-MUC1C-ALLO1 as candidates for the treatment of solid tumors. P-PSMA-101 is an autologous CAR-T being evaluated in a Phase 1 clinical trial in which patient dosing was initiated in May 2020 and enrollment resumed in late 2020 after a clinical hold from August to November 2020 following a patient death. Should P-PSMA-101 show promising efficacy in the clinic, we would likely accelerate our allogeneic version of this product candidate, P-PSMA-ALLO1. Due to the promising preclinical data we are seeing from P-BCMA-ALLO1, we have decided to advance our first CAR-T targeting MUC1-C, P-MUC1C-ALLO1, as a fully allogeneic program with the IND and start of a Phase 1 clinical trial expected by the end of 2021.

Utilize our platform technologies to pursue liver-directed gene therapy programs. Our lead gene therapy product candidates, P-OTC-101, P-FVIII-101 and potentially P-MMUT-101, utilize our piggyBac technology combined with AAV or nanoparticles to target orphan genetic diseases with the goal of developing single-treatment cures. Over time, we intend to develop additional therapies for rare diseases and to replace AAV technology with nanoparticle-based delivery of our in vivo gene therapies. We believe that nanoparticle delivery of gene therapy would be a major advancement over AAV delivery by improving tolerability, lowering cost, allowing for re-dosing and addressing indications that AAV will not be able to effectively address, including diseases where correction necessitates delivery of large therapeutic transgenes. We plan to rapidly develop, and if approved, commercialize these gene therapy product candidates.

Utilize our technology and capabilities to develop allogeneic multi-CAR-T products. Our allogeneic product candidates include Dual CD19/CD20 for B cell malignancies and potentially some autoimmune diseases, Dual BCMA/CD19 for multiple myeloma and an undisclosed Dual CAR for solid tumors. We believe these multi-CAR programs highlight the ability of our piggyBac platform to enable product candidates that other technologies will not be able to achieve easily, if at all. We plan to continue developing multi-CAR product candidates, which we believe could represent a next generation of CAR-T therapies.

Evaluate strategic partnerships and structures to create value and continue to innovate and develop our platform technologies. Our platform technologies are highly differentiated with the ability to create many product candidates across a wide array of therapeutic modalities and indications. As such, we intend to seek partnerships and collaborations to expand our reach and create additional value in pursuit of our mission. In addition, we may evolve our corporate structure to implement a holding company or similar structure in order to maximize the value of our platform technologies and product candidates.

Our Team

We are led by an experienced management team with an unwavering commitment to developing next generation cell and gene therapeutics with the capacity to cure. Our Chief Executive Officer, Eric Ostertag, M.D., Ph.D., was the first graduate from the Gene Therapy Program at the University of Pennsylvania and has over 20 years of experience in cell and gene engineering, founding multiple biotechnology companies, including Transposagen Biopharmaceuticals. Dr. Ostertag served as Transposagen’s Chief Executive Officer for 13 years, developing next-generation gene engineering technologies that were eventually spun out to create Poseida Therapeutics, in early 2015, and has served as our CEO since our founding. Our President and Chief Business Officer, Mark J. Gergen, J.D., has over 25 years of experience in healthcare and life science companies and, prior to joining our company in early 2018, was part of the executive management team for a number of successful biotechnology companies, including Amylin Pharmaceuticals, Mirati Therapeutics, and Halozyme Therapeutics. As of December 31, 2020, the management team is supported by our 206 employees, 110 of whom hold advanced degrees, including 54 with a Ph.D. and/or M.D. degree, and many with extensive experience in drug discovery and development.

Our Proprietary Platform Technologies

We believe we are well-positioned to drive the continued advancement of CAR-T therapies for the treatment of oncology indications, as well as gene therapies for severe orphan genetic diseases with the mission to create next generation product candidates with the capacity to cure. We have developed our genetic engineering technologies to overcome the primary limitations of current generation cell and gene therapeutics. Our technologies are highly differentiated and designed to provide potentially significant advantages as highlighted below:

•	PiggyBac DNA Delivery System – advantages in cell therapy applications
o	Preferentially delivers therapeutic transgenes to TSCM cells
o	Works in resting T cells, which is important in preserving TSCM cells
o	Very large cargo capacity allows insertion of additional molecules, including multi-CAR and/or TCR approaches
•	PiggyBac DNA Delivery System – advantages for in vivo gene therapy applications
o	Permanent and stable therapeutic transgene integration into DNA
o	Works efficiently in dividing and non-dividing cells and tissues
o	Potential to address pediatric liver indications

o	May enable single-treatment cures
•	Cas-CLOVER Site-Specific Gene Editing – advantages in cell therapy applications
o	Ability to perform highly efficient multiplexed gene editing enables fully allogeneic CAR-T product candidates
o	Efficient editing in resting T cells, which is important in preserving TSCM phenotype in CAR-T
o	Precise gene editing: high on-target site specificity with no to very low off target activity minimizes tolerability concerns
o	Cas-CLOVER Site-Specific Gene Editing – advantages in gene therapy applications
o	Enables in vivo gene editing
o	Works in all types of cells and tissues tested to date
•	Nanoparticle / AAV Delivery Technologies
o	Enables both ex vivo and in vivo gene therapies
o	Delivers piggyBac and Cas-CLOVER Systems to nearly any cell type or tissue
•	Proprietary Tools, such as Booster Molecules
o

Booster molecules overcome the “Allo Tax”, which commonly refers to the suboptimal manufacturing yield and characteristics of CAR-T products due to genetic modification, by enabling improved expansion of genetically modified T cells

o	Enables expansion of T cells without affecting their desirable TSCM characteristics
o	Allows us to create hundreds of doses from a single healthy donor

Our technology platforms fall into three primary categories: (1) non-viral gene insertion, (2) gene editing and (3) gene delivery, supported by CAR-T tools; and have broad utility and serve as the foundation of our development programs.

Non-viral gene insertion: piggyBac DNA Delivery System

DNA transposons are genetic elements that efficiently move from a plasmid to a chromosome via a cut and paste mechanism. DNA transposons have been used as a gene transfer method, including in CAR-T manufacturing. The piggyBac DNA Delivery System is our proprietary non-viral gene engineering technology that can be used to add therapeutic transgene DNA to the genome using the highly efficient Super piggyBac transposase enzyme, a hyperactive enzyme that was genetically modified to enable very high efficiency transposition of piggyBac transposons. We believe piggyBac enables efficient and precise transposition and multiple differentiated product attributes.

The image below depicts the piggyBac DNA Delivery System:

piggyBac
DNA Transposon
piggyBac
RNA Transposase
ITR
CARGO
ITR
+
"Cut"
ITR
CARGO
ITR
"Paste"
Genomic DNA
ITR
CARGO
ITR

Therapeutic genes encoded within the cargo region of the piggyBac DNA transposon transgene are flanked by non-translated inverted terminal repeat sequences, or ITRs, that are specifically recognized by the transposase enzyme for the highly efficient process of stably integrating the therapeutic transgene cargo into specific sequences (TTAA nucleotides) in the genome. The transposase enzyme can be co-delivered to the cell as a protein or encoded in either DNA or RNA.

The piggyBac platform is our core technology used for the development of CAR-T and other gene therapy product candidates in our pipeline. We believe our piggyBac DNA Delivery System enables multiple differentiated product attributes including:

•

CAR-T product candidates with a high percentage of desirable TSCM cells, leading to better engraftment and duration of response with the potential for re-response, as well as a better tolerability profile;

•

very large cargo capacity (potentially greater than 20x lentivirus)—allows efficient delivery of large therapeutic transgenes, including the possibility of multiple CAR or TCR molecules and incorporation of selection genes, safety switches and/or armoring strategies;

•	non-viral delivery system that reduces the risk of mutagenesis and oncogenesis compared to viral delivery systems;
•	high insertion efficiency and stable therapeutic transgene expression in a wide range of dividing and non-dividing cells and tissues; and
•	shorter timelines and less costly manufacturing than viral methods.

As discussed previously, the piggyBac transposon preferentially transposes therapeutic transgenes into early memory T cells, including TSCM cells. We believe retroviral transgene delivery methods, such as lentivirus and γ-retrovirus, are not efficient at delivering transgenes into early memory T cells. This is a key differentiator that allows us to manufacture CAR-T products with a high percentage of TSCM cells, giving them desirable characteristics.

While the genetic cargo capacity of viruses typically used in CAR-T manufacturing, such as lentivirus and γ-retrovirus, is limited to approximately 10-20 kilobases, or kb, piggyBac has demonstrated cargo delivery of greater than 200 kb, allowing transfer of multiple useful genes. The very large cargo capacity of piggyBac permits incorporation of multiple genes into our product candidates to further enhance tolerability and potency, with all CAR-T cells in our current CAR-T product candidates carrying a CAR molecule gene, a safety switch gene and a selection gene. The cargo capacity also allows for packaging of multiple CAR-T encoding genes and/or TCR genes allowing for the creation of dual and other multi-CAR-T product candidates.

PiggyBac ITRs and other components act as strong insulators, ensuring stable transgene expression and reducing risks of oncogenesis. PiggyBac has shown lower integration into intragenic regions compared with lentivirus, meaning that it is less likely to cause a detrimental mutation.

Additionally, piggyBac is estimated to have a significantly lower cost in production of GMP material and a much shorter timeline for GMP production as compared to GMP production of viral vectors.

The image below depicts our piggyBac transposon transgene approach for creating CAR-T product candidates:

Gene Editing with Precise Specificity: Cas-CLOVER Site-Specific Gene Editing Technology

We have developed gene editing technology that uses a proprietary obligate homodimer nuclease system named CLOVER, which consists of parts of the Type IIS restriction endonuclease, Clo051. Genome cutting by this enzyme is strictly dependent upon dimerization, which makes it a fully dimeric system and gives it precise site-specificity. Cas-CLOVER uses a CRISPR (Clustered, Regularly Interspaced Short Palindromic Repeats) associated protein 9, or Cas9, enzyme that has been permanently altered and is unable to cut DNA (called dCas9). The dCas9 acts only as a DNA binding protein when combined with an appropriate guide RNA (gRNA). Cas-CLOVER combines the advantages of the first-generation CRISPR system (ease of design, low cost, multiplexing ability) with the advantages of the obligate homodimer nuclease systems (precise specificity). Importantly for T cell applications, Cas-CLOVER works well in resting T cells, which allows us to avoid maturation and exhaustion during production and assists in preserving the TSCM phenotype.

The most widely used platform for gene editing is CRISPR and an associated protein, Cas9. This gene editing technology is derived from a naturally occurring viral defense mechanism in bacteria. It works by binding the Cas9 enzyme to guide RNA, which can direct the Cas9 enzyme to a specific DNA sequence to make cuts in double-stranded DNA. Once the DNA is cut, the cell uses naturally occurring DNA repair mechanisms to rejoin the cut ends.

The CRISPR/Cas9 technology has been shown to result in unwanted off-target cutting, which means additional cutting at unintended sites that are often similar but not identical to the target DNA site. This off-target cutting can result in permanent mutations to the genomic DNA, which may unintentionally lead to detrimental mutations and oncogenesis, thereby creating significant safety concerns when used for the manufacture of cell and gene therapeutics.

Another popular site-specific gene editing platform used for cell and gene therapeutic applications are the Transcription Activator-Like Effector Nucleases, or TALENs. They are constructed by fusing a TAL DNA-binding domain to a DNA cleavage domain, typically FokI, which functions as an obligate homodimer, meaning two half-sites must come together at the exact same place and the exact same time in order to make a cut. Given the requirement for two half-sites, this type of system is sometimes called a fully dimeric system.

While TALEN technology can often cut specific sites in DNA with much higher fidelity than CRISPR/Cas9, it is relatively labor intensive and expensive to build. Conceptually similar, ZFN technology is a gene editing technology comprised of a class of DNA binding proteins used to make double-stranded breaks in DNA. Like TALEN technology, ZFN requires more preparation and work to use through the creation of arrays needed to target specific desired edits. TALEN and ZFN technologies both require activation of the cells to edit and do not work well in resting T-cells, and thus fail to preserve a high percentage of the TSCM phenotype for CAR-T.

Another emerging gene editing technology is known as base editors. Base editing uses components from CRISPR systems together with other enzymes to directly install point mutations into cellular DNA or RNA without making double-stranded DNA breaks. DNA base editors comprise a catalytically disabled nuclease fused to a nucleobase deaminase enzyme and, in some cases, a DNA glycosylase inhibitor. Base editing technology is known to create some level of unwanted off-target mutations but the full extent is not yet known and could present a safety concern for allogeneic CAR-T where products could be given to many patients.

Gene Delivery Technologies: Nanoparticle Technology, In vivo and Ex vivo Electroporation and AAV

In addition to our piggyBac platform for non-viral gene insertion and our Cas-CLOVER platform for gene editing, we have developed a set of platform technologies for gene delivery to allow us to deliver RNA, DNA and proteins into cells both ex vivo and in vivo for various applications. These technologies include nanoparticle technology, AAV technology and ex vivo and in vivo electroporation technologies and approaches. Because of the breath of potential utility of piggyBac and Cas-CLOVER, we foresee a need for different delivery modalities for different applications.

In our autologous and allogeneic CAR-T product candidates, we edit the T cells ex vivo using electroporation to deliver the necessary piggyBac components required to stably insert the therapeutic transgene into the genome of the cells. In the case of our allogeneic CAR-T product candidates, we also introduce Cas-CLOVER into the T cells via electroporation to edit the cells to eliminate alloreactivity. In our initial liver-directed gene therapy program, we are currently using AAV technology to deliver piggyBac to the liver in vivo.

We have developed a variety of distinct nanoparticle compositions to achieve different delivery objectives. These nanoparticles fall generally into two categories, polymersomes and lipid nanoparticles, or LNPs. Polymersomes are single component particles comprised of novel block co-polymers and are designed to deliver large complex molecules such as proteins. LNPs are multi-component nanoparticles composed of known and novel lipids and are designed to deliver nucleic acids including mRNA and DNA. We are evaluating polymersomes to deliver therapeutic proteins that may be synergistic with our solid tumor CAR-T product candidates. We are evaluating LNPs to deliver both our piggyBac and Cas-CLOVER technologies.

Our longer-term goal for our nanoparticle platform is to be able to eliminate the need for AAV for in vivo gene therapies or ex vivo electroporation for ex vivo gene therapies by using nanoparticles to deliver our technologies into cells. We are also developing the technology and ability to deliver piggyBac and Cas-CLOVER through in vivo electroporation. While we have not yet nominated a product candidate using in vivo electroporation technology, we are exploring delivery of therapies to tissues that can be accessed from outside the body including skin, muscle and eye, which could open a range of potential development areas and new programs.

CAR-T for Oncology: History of CAR-T

Until recently, all major treatment modalities for cancer shared the same problem: they killed cancer cells, but not without damaging healthy cells and tissues. Immuno-oncology, the concept of using the patient’s own immune system to attack cancer, has the potential to eliminate this challenge. A person’s adaptive immune system is responsible for recognizing and eliminating a number of threats to the body, such as infectious agents, as well as infected and abnormal cells. T cells, specialized white blood cells capable of detecting and killing infected and abnormal cells, are a crucial component of this adaptive immune response. CAR-T therapies work to redirect these T cells, which are extremely specific killers, to kill cancer cells through genetic modification.

CAR-T therapy has emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including those that have become heavily refractory to standard therapy. Currently, only autologous CAR-T therapy is available, in which T cells are removed from the body, engineered with receptors specific to cell surface targets on the patient’s tumor cells, and administered back into the body. Once the engineered T cells are administered, they are able to recognize and kill the tumor cells that express the target for the engineered receptor. Researchers are now also developing allogeneic, or off-the-shelf, CAR-T therapy, in which a single donor or cell line is used to create a large number of doses of CAR-T, thereby greatly reducing the costs of manufacturing.

The Challenges to Widespread Adoption of CAR-T

Despite the potent activity from early CAR-T entrants to the market, commercial adoption has been relatively slow to date. We believe that there are two main hurdles to widespread adoption of CAR-T. The first hurdle is cost. The therapies themselves can cost hundreds of thousands of dollars, and there are potentially significant additional costs from managing the occasionally substantial toxicities from the early-generation CAR-T therapies. The second hurdle is the toxicities themselves. While some progress is being made in managing the side effects, the risk remains significant for many patients, requiring that these early generation CAR-T products to be administered only in large hospitals and treatment centers with intensive care units, as compared to more accessible community hospitals and outpatient infusion centers.

We believe that our approach enables us to address these hurdles to unlock the potential of CAR-T therapies. The combination of our higher percentage TSCM product and a potentially improved tolerability profile may allow us to move beyond academic medical centers and broaden the reach of these products. In our ongoing clinical trials of P-BCMA-101, we are already dosing on a fully outpatient basis, following discussions with the FDA, which will enable expanded reach and lower cost. In addition, our booster molecule technology allows us to drive scale to our allogeneic manufacturing process, resulting from the ability to produce hundreds of doses of our allogeneic CAR-T product candidates from a single manufacturing run from a single healthy donor. This dramatically reduces the manufacturing cost of CAR-T therapy to levels in the range of traditional biologic therapeutics in oncology and enabling off-the-shelf availability for immediate use.

Addressing the Limitations of Early-Generation CAR-T Therapies

Although early-generation CAR-T therapy has shown significant potential, there are a number of limitations. The great majority of early-generation and current CAR-T therapies are produced using viral-based manufacturing. We believe that there are a number of inherent problems related to viral-based manufacturing that cause the limitations of other CAR-T therapies. T cell engineering is typically achieved via viral transduction, the process of introducing foreign DNA into a cell using a virus, most notably with retroviruses, such as γ–retrovirus or lentivirus.

Despite extensive optimization of these viral vectors, their limitations are becoming more evident, including safety concerns regarding the insertional profile, limited genetic cargo capacity, and undesirable characteristics of the final product. We use our proprietary non-viral piggyBac DNA Delivery System to deliver CAR molecule genes to T cells. The most significant advantage of using a non-viral approach is the ability to generate CAR-T products comprised of a high percentage of TSCM cells. We believe this has the potential to result in therapies that elicit more consistent and durable responses with less toxicity. Additionally, we believe our non-viral approach will have much lower manufacturing costs and shorter manufacturing timelines. We also believe that our technology will enable us to develop allogeneic, or off-the-shelf, CAR-T therapies from healthy donors that will be potentially as good as or better than autologous CAR-T products, be available off-the-shelf and be a fraction of the cost of autologous therapies.

Not all T cells are created equally

TSCM cells are believed to be ideal for cell therapy because they have the potential to engraft, be long-lived, self-renewing and multi-potent in that they can create wave after wave of more differentiated cells. There is a one-way maturation pathway from TSCM cells to central memory T cells, or TCM; then to effector memory T cells, or TEM; and lastly, to TEFF cells. As T cells mature and differentiate, their core functions and capabilities change, impacting their potency and durability. Our approach is to utilize a high percentage of less differentiated T cells in our product candidates with the goal of increasing persistence and mitigating some of the key limitations of early-generation CAR-T products. We also believe that creating a product with high TSCM may potentially be the key to success in solid tumors where the TSCM cells can engraft and create wave after wave of cells to attack the tumor. Conceptually, products that are more maturated and contain more effector cells are like a drug, whereas our products that have a high percentage of TSCM cells are like a prodrug. The TSCM cells do not kill tumor cells, they engraft and create the more differentiated cells that do the killing.

The following figure illustrates this one-way T cell maturation pathway, from TSCM cell to TEFF cell:

Based upon our clinical data to date, we have observed a strong correlation between the percentage of TSCM in the product candidate and best clinical response. In addition to our own experience, there is growing evidence and recognition that TSCM is correlated with efficacy in the clinic.

CAR-T in Hematological Tumors

Early-generation CAR-T therapeutics have demonstrated an ability to achieve impressive responses in hematological malignancies, even in pre-treated patients who are relapsed and/or refractory to prior lines of standard therapies. Dramatically higher response rates than those reported for all prior therapeutics have been achieved in some indications, with some patients likely being cured. Despite these outcomes, however, significant challenges remain with regard to safety and cost. Furthermore, we believe additional improvements could be made with regard to duration of response as a number of patients have relapsed after receiving CAR-T therapy and duration of response has generally been poor.

A major limitation of early-generation CAR-T therapies is the potential for severe toxicity, most notably CRS and neurotoxicity, either of which can be fatal. Current CAR-T therapeutics are administered at large medical centers with ICUs so that an ICU can be reserved for all patients being administered CAR-T in the case they experience these severe toxicities. Furthermore, the cost of dealing with the toxicities associated with CAR-T can oftentimes exceed the cost of the therapeutic itself. There are also significant cost, manufacturing and commercial scalability challenges ahead for other CAR-T candidates, mainly due to the nature of viral-based manufacturing. These issues greatly limit the commercial reach of current CAR-T products. There are several potential reasons for the poor duration of response, which generally fall into two categories: elimination of the CAR-T cells from the body and loss of expression of a CAR-T target on a tumor cell, known as antigen escape.

Safety

The excitement over the impressive responses seen initially with early-generation CAR-T approaches has unfortunately been tempered by potentially life-threatening toxicities, most notably CRS and neurotoxicity. Typical clinical symptoms of neurotoxicity include headache, confusion, delirium, language disturbance and seizures. As more is being understood about these toxicities, it is now appreciated that they may be caused by different molecular mechanisms. However, both are rooted in a T cell response that is essentially too rapid and too strong. The CAR-T cells and other immune cells of the patient release cytokines and other molecules that initiate immune cascades that can be fatal if not avoided or successfully treated.

TSCM cells express fewer cytotoxic effector molecules than more maturated T cells and are postulated to differentiate and develop cytotoxic capability gradually. We believe the TSCM cell phenotype may lead to a more controlled expansion of CAR-T and more gradual killing of tumor cells, thereby lessening the severity of toxicities, such as CRS and neurotoxicity, and resulting in a CAR-T product that can be administered on a fully outpatient basis.

A second safety feature incorporated into our CAR-T product candidates is the positive selection for CAR-positive cells during the manufacturing process. Drug resistance genes have been employed in other cellular therapeutics as a mechanism for selecting and purifying gene-modified cells to improve the efficiency of gene therapy. Our product candidates are engineered to express a variant of the human dihydrofolate reductase, or DHFR, gene. Cells containing this variant of the DHFR gene are slightly resistant to the drug methotrexate, or MTX. The advantage of DHFR over other drug-resistance strategies is that MTX is not genotoxic and preferentially kills dividing cells. Importantly, this gene-drug combination has been previously demonstrated to permit ex vivo selection of genetically modified T cells with relatively low concentrations of MTX.

Additionally, we enrich for gene-modified CAR-positive cells during ex vivo expansion, thereby purifying the therapeutic product and controlling for any patient-to-patient variability in raw material or manufacture, making our CAR-T product candidates essentially 100% CAR-positive. This contrasts with competing products that do not utilize positive selection and typically contain a significant number of CAR-negative cells that cannot kill cancer cells but are artificially activated and expanded outside of the body and may contribute to CRS and/or neurotoxicity. Thus, we believe that positive selection is another mechanism, in addition to the high percentage of TSCM cells, that may result in our CAR-T product candidates having a significantly greater therapeutic index.

Given that every CAR-T cell has a transgene, which is stably integrated into the genome, there is the possibility that the transgene delivery part of the CAR-T manufacturing process could create a detrimental mutation that allows the cell to expand in an uncontrolled manner, which can result in the cell itself becoming cancerous. Additionally, in the case of viral-manufacturing, some viral components that are integrated into the CAR-T cell as part of the transgene, such as the long terminal repeats, or LTRs, of the transgene may be able to activate a gene already in the cell, resulting in the cell becoming cancerous, a process called oncogenesis.

There has been an example of a clonal expansion in a patient who received a CAR-T product made from lentivirus. A clonal expansion means that a single T cell was given a proliferative advantage and was able to grow to a majority of all the CAR-positive cells in the patient. In this case, the clonal expansion was caused by the lentivirus inserting into a gene important for proliferation. Our CAR-T product candidates utilize our proprietary piggyBac technology. PiggyBac has shown low integration into intragenic regions, meaning that it is less likely to cause a detrimental mutation. Also, unlike retroviruses, piggyBac does not contain LTR sequences, but rather ITRs and other components which act as strong insulators, enhancing stable transgene expression and lowering risk of oncogenesis.

We have included a cellular safety switch in each of our product candidates as an additional safety mechanism. Both CRS and neurotoxicity are thought to be related to an overactive T cell response. Therefore, timely intervention to diminish the number of CAR-T cells should be an effective method of managing the majority of adverse events. We believe an ideal intervention technique is one that could be titrated such that not all CAR-T cells would be eliminated, leaving some for continued therapeutic effect.

Commercial Scalability

Another challenge with early-generation CAR-T products is their commercial scalability. Autologous CAR-T products are, by definition, individualized products. They are also typically expensive to produce, particularly when using viral-based manufacturing methods. We believe our non-viral piggyBac approach is more efficient and cost effective than historical CAR-T methods as it utilizes GMP nucleic acids, DNA and RNA, which are faster and cheaper to produce than GMP virus. We have further optimized the manufacturing process to eliminate some of the costly materials associated with the viral-based methods, including magnetic beads and cytokines.

CAR-T products that elicit severe and potentially fatal toxicities, such as CRS and neurotoxicity, require that the drug be administered in a tertiary care hospital where the physicians are familiar with treating these toxicities and where admission to an intensive care unit is an option. The potential for these severe toxicities currently precludes administration in community hospitals or outpatient infusion centers. In our dose-escalation Phase 1 clinical trial, as of November 16, 2020, to our knowledge no patient has had to be admitted to intensive care units for CRS or neurotoxicity. Based on these results, we initiated our potentially registrational Phase 2 clinical trial and, following discussions with the FDA, are dosing on a fully outpatient basis.

Efficacy Challenge: Elimination of CAR-T Cells

There are numerous explanations as to why CAR-T cells are eliminated from a patient after administration, but we believe the primary explanation is that the majority of T cells in other CAR-T products are more maturated and short-lived T cells, including TEFF cells. Not all T cells are created equally, and we believe the ability to develop a product that consists predominantly of early memory T cells, particularly TSCM cells, is the key to increasing duration of response and tolerability. Our non-viral piggyBac manufacturing method is the only commercially viable approach known to us that can create CAR-T products with a high percentage of the highly desirable TSCM cells with the efficiency of our technology.

In order to test the ability of our piggyBac DNA Delivery System to preferentially deliver CAR-containing transgenes to TSCM cells, we conducted a preclinical experiment in which we separated T cells into their various subtypes, then individually put those subsets through either an optimized piggyBac manufacturing process or an optimized lentivirus process and measured the percentage of transposed or transduced cells in each final product subset. As shown in the figures below, piggyBac was very efficient at transposing (the piggyBac process of delivering the CAR-containing transgene) in TSCM cells, while lentivirus was relatively ineffective at transducing (the lentiviral process of delivering the CAR-containing transgene) in TSCM cells. We measured both CD4+ T cells (also known as T helper cells) and CD8+ T cells (also known as cytotoxic T cells) which represent two subsets of T cells believed to interact and be important in immune function and T cell response.

Given the one-way maturation pathway of T cells, we believe utilizing a genetic engineering method that preferentially modifies TSCM cells is essential for creating a final product with a high percentage of TSCM cells. During manufacturing, once we have completed the genetic modification step, we then perform a positive selection step to eliminate cells that have not been modified. Lastly, we activate and expand the remaining cells under conditions that favor self-renewal of TSCM cells without differentiation, resulting in a product that has a high percentage of TSCM cells, even when starting with patient material with a relatively low percentage of TSCM cells. Our non-viral piggyBac DNA Delivery System typically yields TSCM cell percentages reaching as high as 80%. We compared our piggyBac manufacturing method to a lentivirus-based manufacturing method that utilizes alternative media (Aim V, Thermo Fisher Scientific), different T cell stimulation (CD3/CD28 beads from Dynal/Thermo Fisher Scientific) and virus for vector integration (lentivirus). The sorted T cell subsets were put through the piggyBac process once in a pilot experiment with cells from one donor, and again in a comparison with the lentivirus process with cells from three donors. The early memory component, or combined TSCM and TCM cells, typically comprise greater than 90% of the cells of our product candidates. Notably, in December 2019, we were issued a U.S. patent that has claims that cover any modified T cell product that has 25% or more TSCM cells.

Others in the field of CAR-T development are also attempting to increase the percentage of TSCM cells in their products through alternative methods during the manufacturing process, including the addition of small molecule inhibitor drugs and various cytokines, reducing the time in culture, and physically enriching through sorting methods for early T cells. However, we believe these methods all have inherent problems that will limit the ability to successfully create a final product candidate with a high percentage of TSCM cells.

In both our own clinical data and in data published and presented by others, a higher percentage of TSCM cells in CAR-T products have been shown to correlate with clinical response, and our CAR-T product candidates contain a high percentage of TSCM cells. Our goal is that our product candidates will overcome the limitations of other CAR-T products in many respects, including potency and durability of response.

The importance of these TSCM cells can be seen in a preclinical model in which mice are implanted with a highly aggressive human multiple myeloma cell line (MM.1S). In this model, P-BCMA-101 engrafted with marked persistence in vivo, and remarkably, was able to control relapses without re-administration of product, as shown in the chart below:

We have also seen clinical evidence that our product candidates that are comprised of a high percentage of TSCM cells can engraft and persist for exceptionally long periods in some patients. As of November 16, 2020, one patient from Cohort 2 of the Phase 1 clinical trial for P-BCMA-101 had been in a durable response for greater than 30 months. In another patient from Cohort 3 of the same clinical trial, we have recently observed our CAR-T modified cells in the peripheral blood at over 2 years post infusion. Because TEFF cells are generally thought to live for a few weeks up to a few months, the presence of these cells in the patient’s blood at 2 years is evidence that some number of TSCM cells have engrafted and continue to produce more differentiated cells to continue to fight the cancer. This patient was in a stringent complete response, or sCR, for over 2 years, as of November 16, 2020.

More maturated T cells, which already have a short lifespan compared with TSCM cells, can be eliminated from the patient due to their inability to persist, leading to poor efficacy of the product. One reason that premature loss of CAR-T occurs is the presence of CAR binding molecules on the surface of the T cell that can interact with each other. This results in crosslinking of the CAR molecule and a phenomenon called tonic signaling, in which the CAR-T cells are essentially always stimulated and active. Tonic signaling results in premature loss of efficacy, poor expansion and cell death, referred to as T cell exhaustion. We use binding molecules, such as Centyrins and heavy-chain-only antibody fragments, that are unable to crosslink and are resistant to tonic signaling.

Efficacy Challenge: Antigen Escape and Antibodies

Some CAR-T products have been shown to lose efficacy due to what is called antigen escape, which occurs when expression of a CAR-T target on a tumor cell is lost or drastically reduced due to selective pressure from the CAR-T therapeutic, resulting in an expansion of the tumor cells that have escaped the ability of the CAR-T to kill them. To avoid antigen escape, we have focused our efforts on selecting targets where we believe expression is less likely to be reduced. For example, BCMA is important for cell proliferation, and so is considered less likely to be lost by the tumor cell following CAR-T treatment. Likewise, PSMA plays a key role in modulating signaling pathways implicated in mCRPC and so may also be less susceptible to antigen escape.

Another method to prevent antigen escape involves pursuing multiple targets on the cancer cell with the same CAR-T product. The likelihood that a cancer cell will be able to simultaneously downregulate or lose expression of multiple targets, as opposed to any single target, is greatly reduced. While the genetic cargo capacity of viral vectors is quite limited, piggyBac has demonstrated the ability to deliver greater than 20 times more genetic cargo capacity, allowing transfer of multiple CAR molecule genes simultaneously. We believe the large genetic cargo capacity of piggyBac could allow us to further address antigen escape by including two or more CARs or TCRs on the same T cell. We have three Dual CAR programs currently in preclinical development designed to seek improved efficacy including potentially addressing antigen escape in some indications.

In our P-BCMA-101 Phase 1 clinical trial, we have observed that some patients have formed antibodies, also known as anti-drug antibodies in response to our treatment. This is not uncommon in biologic drug development, including CAR-T development. Based upon our data to date, it appears that anti-drug antibodies are more likely to form at higher dose cohorts. In our expanded Phase 1 clinical trial for P-BCMA-101 we are investigating additional dosing strategies that may reduce or eliminate the impact of anti-drug antibodies, including administering the dose in smaller cycles over the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. Evaluation of these dosing strategies is ongoing in our expanded Phase 1 trial.

CAR-T in Solid Tumors

Efficacy Challenge

In addition to the standard concerns regarding persistence of T cells in the treatment of hematologic malignancies, there are factors that exacerbate this problem when using CAR-T products for the treatment of solid tumors. To date, the great majority of early-generation CAR-T products have not demonstrated significant responses in solid tumors and there are a number of potential explanations for this poor efficacy. First, it is possible that CAR-T cells have more difficulty accessing solid tumor cells. In some diseases, such as acute lymphoblastic leukemia, the tumor cells are easily accessible by the CAR-T cells. However, in most solid tumors, there are a number of factors that may make it more difficult for CAR-T cells to access the tumor. Second, it is possible that solid tumor cells have changes in expression of certain checkpoint genes that render them resistant to killing by T cells. Third, the center of many solid tumors is very hypoxic, or low in oxygen concentration, and this environment is not thought to be conducive to T cell function.

There have been a few exceptions to the poor efficacy of CAR-T in solid tumors, notably in glioblastoma multiforme and hepatocellular carcinoma, where treatment with CAR-T has led to complete responses, or a CR, in solid tumors. In these rare cases, the patient was treated with numerous administrations of CAR-T product. Though CAR-T cells are not as effective against solid tumor cells as they are against hematological tumor cells, this can potentially be overcome by giving multiple administrations of CAR-T, resulting in numerous waves of more maturated T cells killing the cancer cells. This approach would be more viable if there were an unlimited number of cells with which to treat the patient. However, manufacturing early-generation CAR-T products is relatively time consuming and expensive, and the final product is comprised of a limited number of cells, thereby making this approach impractical for many patients.

All of our solid tumor product candidates, including P-PSMA-101, P-PSMA-ALLO1 and P-MUC1C-ALLO1, are comprised of a high percentage of TSCM cells, which we believe are able to engraft, self-renew and mature into every T cell subtype, including the TEFF cells, which can persistently attack the tumor until deep responses are potentially achieved. Therefore, we believe our CAR-T product candidates have the potential to achieve high rates of response against solid tumors with a single administration. P-PSMA-101 resulted in the elimination of tumor cells to undetectable levels in 100% of animals, with one incidence of a relapse in the low dose cohort, in a preclinical model of mCRPC in which immuno-deficient mice were implanted with solid tumors comprised of a human mCRPC cell line. To our knowledge based on published literature, no other product candidate or already approved cancer therapeutic has shown complete solid tumor elimination in any animal in this preclinical model.

Safety

Our solutions for addressing CAR-T related toxicity concerns regarding CRS and neurotoxicity with respect to hematological tumors also apply to solid tumors. However, there are additional toxicity concerns for CAR-T products when administered to treat solid tumors. When compared to hematological tumors, solid tumors generally have fewer unique surface targets that are not also expressed on healthy cells, so greater care must be taken when choosing targets to avoid on-target/off-tumor toxicity, which occurs when a CAR-T cell recognizes the intended target on a healthy cell and kills that cell. We seek to address this risk by choosing targets that are overexpressed in cancer cells, such as PSMA and MUC1-C, and by using binding molecules that we believe are more effective at binding the cancerous form of the target.

As we expand our solid tumor CAR-T pipeline, we expect it to become harder to identify targets that are unique to the solid tumor cells. Therefore, we are developing sophisticated systems designed to direct a CAR-T cell to kill a tumor cell based on presence or absence of a combination of targets. For example, we believe that we can develop a CAR-T that will kill only tumor cells that have both target A and target B on their surface but will not kill normal cells with target A or target B singularly on their surface.

A related strategy is developing a CAR-T that will kill a cell only if it expresses target A and B (which may be present on both cancer cells and normal cells) but not target C (which may only be present on normal cells). All such strategies require the co-expression of more than two CAR molecules on the surface of the same CAR-T cell. We believe the piggyBac DNA Delivery System can enable these approaches due to its large genetic cargo capacity. In contrast, viral-based approaches are typically unable to deliver more than two full-length CAR molecules.

We have demonstrated that we can produce CAR-T cells that express up to four full-length CAR molecule genes, each with a different target specificity, along with two additional genes, using a single piggyBac transposon in manufacturing (left panel). We further demonstrated that, when expressed, all CAR molecules perform specific killing of corresponding cell lines that express the target (right panel):

Specific killing was evaluated via reporter-based killing assays where the indicated human tumor cells were genetically modified to express the luciferase gene. These tumor cells were co-cultured in vitro with CAR-T cells for 24 hours at a defined effector to target ratio of ten to one (10:1). The CAR-T cells expressed different combinations of full-length CARs: (1) BCMA CARTyrin, (2) BCMA CARTyrin and PSMA CARTyrin, (3) BCMA CARTyrin, PSMA CARTyrin and CD19 scFv-based CAR or (4) BCMA CARTyrin, PSMA CARTyrin, CD19 scFV-based CAR and GD2 scFv-based CAR. Cytotoxicity (specific lysis) was evaluated by adding luciferin substrate and reading luminescence signal and percent cytotoxicity was calculated by enumerating the luminescence of tumor cells alone versus tumor cells with CAR-T cells. Each individual CAR demonstrated cytotoxicity against its cognate antigen, even when expressed in the presence of three additional full-length CARs.

Another approach to treating solid tumors is to express a variation of a TCR that is specific for a cancer-associated protein that is only expressed inside of the cancer cell, in contrast to a CAR molecule that only recognizes targets on the surface of the cell. We believe we can use the TCR strategy in combination with the CAR strategy by expressing combinations of both CAR and TCR molecules on the surface of the same cell using the piggyBac manufacturing method.

Commercial Scalability

We believe each of the commercial and scalability benefits of our approach in hematological tumors would also apply to solid tumors.

Allogeneic or Off-The-Shelf CAR-T Therapies

Efficacy Challenge

The goal of an allogeneic, or off-the-shelf, CAR-T product is to create a large number of doses of CAR-T from a single donor or cell line. A successful allogeneic CAR-T product could be used as an off-the-shelf product to treat any patient with a specific indication, thereby greatly decreasing the costs associated with manufacturing. However, if an allogeneic product requires high doses or multiple doses in order to achieve the same activity as a similar autologous product, then many of the potential cost-saving advantages of an allogeneic product would not be realized.

Gene editing tools are widely used to eliminate expression of certain cell surface molecules, which may be used to avoid the potential reactivity of donor cells against the patient, which results in graft-vs-host disease, or GvHD, as well as the reactivity of the patient’s cells against the CAR-T product, a reaction called host-vs-graft. We believe it is imperative to use gene editing tools that can efficiently edit resting T cells when creating an allogeneic CAR-T product, as activating T cells will initiate the maturation pathway. Once T cells begin maturating, they start to lose their desirable TSCM characteristics and thereby become exhausted, rendering the resulting product less efficacious.

Unlike many other gene editing technologies, Cas-CLOVER can efficiently edit resting T cells, allowing for the maintenance of the highly desirable TSCM product composition in allogeneic product candidates, an important component of our CAR-T approach. Our goal with all of our allogeneic product candidates is to create a product with a profile comparable to or better than an autologous version of the same product; in the case of our first fully allogeneic product candidate for multiple myeloma, P-BCMA-ALLO1, our efficacy benchmark will be against P-BCMA-101 and other BCMA targeting programs.

Safety

In addition to the standard concerns regarding CRS and neurotoxicity, there are additional safety concerns relative to an allogeneic product. As mentioned above, an allogeneic product can cause two forms of alloreactivity: GvHD and host-vs-graft. Host-vs-graft is concerning only in that it may cause premature elimination of the allogeneic CAR-T cells, resulting in all of the previously discussed efficacy challenges related to poor persistence of product, but it does not create a safety concern.

However, GvHD, a situation where the CAR-T cells are killing the healthy cells of the patient, is a serious and potentially fatal condition. Studies have suggested that the endogenous TCR is the molecule that needs to be eliminated in order to prevent GvHD. If this molecule is not completely eliminated in nearly 100% of CAR-T cells, then GvHD may become a problem. Our highly efficient Cas-CLOVER technology and subsequent purification step has resulted in cells that have TCR expression completely eliminated from at least 99% of the cells, a level we believe to be safely above that required to prevent GvHD.

An advantage of an allogeneic product is that many doses can be generated from a single individual donor or cell line. However, a potential disadvantage is that any detrimental mutation created during manufacturing would be potentially present in doses given to many patients, as opposed to an autologous product where this risk is limited to the individual patient. Therefore, it is especially important to minimize or completely prevent unwanted off-target mutations. It is well known that some gene editing technologies, such as CRISPR, have the possibility of creating unwanted mutations. In preclinical testing, our Cas-CLOVER technology has shown precise site-specificity, having no or very little propensity for creating off-target mutations. Based on our own preclinical data and previously published results on other fully dimeric CRISPR systems, we believe Cas-CLOVER is the most specific gene editing method available.

Commercial Scalability

A fully allogeneic CAR-T product would offer the possibility of significant time and cost savings in manufacturing, thereby greatly decreasing the cost per dose and increasing patient accessibility. Nonetheless, a manufacturing process must still be run on individual donor or cell line material in order to create a fixed number of doses of an allogeneic product. One of the most expensive parts of a manufacturing run for viral-based manufacturing methods is the virus itself. The piggyBac manufacturing system uses only GMP DNA and RNA without the need for GMP virus. We believe this will result in product candidates that are significantly cheaper to produce, even in the context of an allogeneic CAR-T product. Furthermore, the development and manufacturing timelines for piggyBac are shorter than those for virus, meaning one can move from product concept to GMP material more quickly. As an example, we moved P-BCMA-101 from product concept to the first patient dosed in a clinical trial in less than two years, and we believe we can apply these learnings to meet or exceed these timelines for future product candidates.

Genetic modification of the TCR, necessary to avoid GvHD as discussed previously, creates T cells that may be difficult to expand during the manufacturing process. TCR is commonly used as a key receptor for T cell stimulation in most autologous CAR-T manufacturing strategies. However, in allogeneic strategies, knockout of any single component of the TCR causes loss of the entire TCR complex from the surface of the engineered T cell, thereby significantly reducing its responsiveness to anti-CD3 antibodies during manufacturing. These consequences of eliminating the TCR and other genetic modifications have been commonly referred to as the “Allo Tax.” The TCR complex is depicted in the figure below.

We have developed proprietary booster molecules that have the potential to overcome this issue, while retaining and potentially increasing the percentage of TSCM cells in the final product. Booster molecules are an RNA-based technology introduced to T cells during the manufacturing process, which results in transient expression of a receptor on the surface of T cells that allows the cells to respond to antibody-based activator molecules, resulting in significant expansion of the cells without causing maturation or exhaustion of the cells. The use of a proprietary booster molecule resulted in enhanced expansion and yield, resulting in the production of more than five-fold the number of cells than without the booster molecule from a single manufacturing run (see figure below).

We believe that we can create fully allogeneic product candidates, such as P-BCMA-ALLO1, P-PSMA-ALLO1 and P-MUC1C-ALLO1, that retain a profile that is comparable to their corresponding autologous products, as applicable, but with the ability to create enough doses to potentially treat hundreds of patients from a single manufacturing run.

Our CAR-T Product Candidate Pipeline

We believe we are particularly well-positioned to drive the continued advancement of CAR-T therapies in oncology. Our proprietary non-viral, gene engineering technologies are designed to address some of the greatest challenges to the successful implementation and commercialization of CAR-T therapies. We have built a wholly owned pipeline of autologous and allogeneic CAR-T product candidates, initially focused on the treatment of hematological malignancies and solid tumors.

P-BCMA-101: Autologous CAR-T for Multiple Myeloma

Overview

P-BCMA-101, our most advanced product candidate, is an autologous CAR-T therapy being developed for the treatment of patients with relapsed/refractory multiple myeloma. P-BCMA-101 targets BCMA, which is expressed on essentially all multiple myeloma cells. P-BCMA-101 utilizes several of our proprietary CAR technologies, including an anti-BCMA CAR molecule gene, a human DHFR gene, which is used to manufacture a highly purified product, as well a safety switch gene, which we believe allows elimination of some or all of the P-BCMA-101 cells following treatment if desired by the clinician. All components of the P-BCMA-101 transgene are comprised of fully human sequences. We are currently enrolling in an expanded dose escalation Phase 1 clinical trial and plan to continue enrollment in a potentially registrational Phase 2 clinical trial in 2021.

The P-BCMA-101 CAR-T molecule utilizes an anti-BCMA Centyrin protein as the binding molecule, rather than an scFv antibody fragment used in most other CAR-T therapies. Centyrins, like antibody fragments, have high binding affinities and are target specific. Centyrins are also stable on the cell surface and do not form multimers, which we believe render them resistant to tonic signaling and T cell exhaustion.

P-BCMA-101 is engineered using our piggyBac DNA Delivery System. PiggyBac modification of human T cells requires only piggyBac transposon transgene DNA and RNA encoding piggyBac transposase, the enzyme that specifically mobilizes piggyBac transposon DNA, thereby eliminating the need for viral vectors and resulting in significant time and cost savings in manufacturing. P-BCMA-101 is produced with our proprietary manufacturing system that results in a highly purified product comprised of a high percentage of TSCM cells, which we believe will drive more gradual tumor killing, thereby inducing less inflammatory cytokine response and improving the tolerability profile of our CAR-T product candidates relative to those of existing CAR-T therapies manufactured using viral methods.

Target Indication

Multiple myeloma is a deadly form of blood cancer that develops from abnormal plasma cells, a type of immune cell that is typically responsible for secreting antibodies to fight infection. The underlying cause of multiple myeloma is unknown, but it affects patients by creating abnormal plasma cells that secrete high levels of antibodies, or fragments of antibodies, resulting in kidney and other organ malfunction that is ultimately fatal. It can also cause overproduction of abnormal plasma cells in the blood and tumor masses called plasmacytomas in the bone marrow or soft tissue.

There are approximately 100,000 patients suffering from multiple myeloma in the United States, with 30,000 new cases and nearly 13,000 deaths from the disease annually. It occurs more commonly in men than in women, typically affecting older adults, with the average age of onset of approximately 66 years. The current treatment paradigm in multiple myeloma begins with chemotherapy, proteasome inhibitors and immunomodulatory imide drugs, or IMiDs. The great majority of patients become refractory to these drugs and/or relapse, creating a high unmet need for treatments for relapsed/refractory patients. After failing proteasome inhibitors and IMiDs, patients typically resort to intensive chemotherapy regimens, with or without autologous stem cell transplant, or move to palliative care. Multiple myeloma is rarely cured, with the great majority of patients dying from the disease. Without treatment, the typical life span of a multiple myeloma patient is approximately seven months, while approximately half of those treated under the current regimens survive for five years after diagnosis. We believe P-BCMA-101, if successful in the clinic, can dramatically increase survival, as well as quality of life for relapsed/refractory multiple myeloma patients.

Clinical Data

The primary objectives of the Phase 1 clinical trial are to evaluate safety and any dose limiting toxicities, or DLTs, and determine the maximum tolerated dose, or MTD, of a single-dose infusion of P-BCMA-101 in adult patients with multiple myeloma who are relapsed and/or refractory to conventional therapy. In addition, we are assessing anti-myeloma response activity using the International Myeloma Working Group, or IMWG, criteria.

We initially focused on enrolling patients with relapsed/refractory multiple myeloma who have received at least three prior lines of therapy, including a proteasome inhibitor and an IMiD, and/or who are double refractory to a proteasome inhibitor and an IMiD. In 2019 we expanded the Phase 1 clinical trial to allow us to evaluate additional novel methods of treatment with CAR-T cells, including cyclic dosing or combinations with other agents. This expansion portion of the study is ongoing.

The original Phase 1 protocol allowed for enrollment of up to 40 adult subjects with multiple myeloma across five cohorts, using a standard 3 + 3 dose-escalation design. Eligible subjects who enroll in the study undergo leukapheresis to collect T cells for P-BCMA-101 manufacturing. Before administering the P-BCMA-101 product candidate, subjects received a standard conditioning lymphodepletion chemotherapy regimen of 300 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-BCMA-101. Patients are then assessed for safety and efficacy for up to 15 years. Five additional exploratory cohorts were subsequently added to test the novel treatment regimens, allowing for enrollment of up to 80 additional patients for a total of up to 120 in the Phase 1 clinical trial. Each exploratory cohort allows for the same 3+3 dose escalation, but additionally assesses nanoplasmid manufactured P-BCMA-101, P-BCMA-101 given as 2-3 infusions each separated by 2 weeks, and/or administration of rituximab or lenalidomide before and after P-BCMA-101. Between late 2019 and early 2020, we transferred the P-BCMA-101 manufacturing process to a new site of our CMO, Lonza, and introduced process modifications designed to improve manufacturing performance. P-BCMA-101 product manufactured at this new facility and with the process modifications will be used for the remainder of Phase 1 expansion trial and the Phase 2 clinical trial.

We initiated the Phase 2 clinical trial in June 2019. Patients enrolled in the Phase 2 clinical trial will undergo the same management and assessments conducted during the Phase 1 clinical trial, with the intent of demonstrating a significant response rate and duration of response by IMWG criteria to support a biologics license application, or

BLA, submission for P-BCMA-101 for the treatment of multiple myeloma. We are seeking insights from our ongoing Phase 1 dose exploration study, which we expect to have in the first half of 2021 before fully engaging enrollment in the Phase 2 clinical trial using the methods determined to be optimal in the Phase 1 expansion cohorts. We expect that the Phase 2 clinical trial will enroll 120 patients.

P-BCMA-101 Phase 1 Clinical Trial: Interim Findings

As of the cutoff date of November 16th, 2020, 55 evaluable patients had been treated with no DLTs observed.

The median enrolled patient age was 60, and they had received up to 18 prior lines of therapy (median of 8), with all having received at least one proteasome inhibitor and at least one IMiD. 93% of these patients had received daratumumab and 67% of the patients had received an autologous stem cell transplant.

Interim Safety Results

Patients treated as of the November 16, 2020 data cutoff date and evaluable for safety results are summarized in the table below with the most common treatment-emergent adverse events, or TEAEs, and those considered particularly relevant to CAR-T cell products and lymphodepletion regimens. Grade 1 toxicities are generally considered mild, Grade 2 toxicities are moderate, Grade 3 toxicities are severe, Grade 4 toxicities are potentially life threatening and Grade 5 result in death.

No DLTs had been reported as of the data cutoff date. To our knowledge, no patient was admitted to an ICU for CRS or neurotoxicity, nor has the safety switch been used in any patient. Occasionally, cancer patients may be admitted to an ICU for reasons not directly related to treatment. Limited CRS has been reported with P-BCMA-101. As seen in the chart below, as of the November 16, 2020 data cutoff date, nine patients had cases of CRS (17%) reported. The rates of CRS trended towards being higher in the highest dose cohort although still lower than most comparator CAR-T cell products. One case of neurotoxicity (confusion) was observed in a patient with mental status changes prior to treatment, and another case (aphasia) was reported in a patient in conjunction with pneumonia and sepsis.

Other than CRS, reported TEAEs and SAEs of interest included cytopenias, infections and constitutional symptoms which are consistent with conditioning lymphodepletion therapy and the underlying disease. No patient deaths have been reported as related to treatment with P-BCMA-101 as of the data cutoff date.

Interim Response Results

As of November 16, 2020, 43 patients treated with P-BCMA-101 were evaluable for response by International Myeloma Working Group, or IMWG, criteria. Of these patients, 23 (53.5%) responded with sCR, CR, VGPR or PR by IMWG criteria, and another 5 (11.6%) with MR.  Other patients were not evaluable by IMWG criteria due to insufficient myeloma protein markers at the time of treatment or did not yet have a response assessment available at the cutoff date.

The following chart presents the best objective response rate, or ORR, for IMWG evaluable patients by dose group, with a breakdown by depth of best response during the initial dose escalation:

VGPR+CR+sCR
PR
MR
Objective Response Rate, %
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
00%
ORR = 50%
ORR = 63%
MR = 22%
ORR = 44%
MR = 25%
ORR = 75%
ORR = 57%
Mean Dose
51 x 10^6 (n=2)
152 x 10^6 (n=8)
466 x 10^6 (n=9)
847 x 10^6 (n=4)
1178 x 10^6 (n=7)
Median follow-up (min, max), d
120 (120, 223)
274 (173, 948)
166 (23, 810)
152 (46, 230)
508 (99, 584)

Data cutoff November 16, 2020

An additional 11 patients treated in exploratory cohorts with the modified nanoplasmid based manufacturing process were evaluable by the cutoff date.  Data from evaluable patients in this group matched by dose level to patients in the initial escalation using the original manufacturing process are presented in the table below.  Overall, the response rate appears to be improving with this manufacturing process, while the product candidate has remained generally safe and well-tolerated.

Standard Plasmid vs. Nanoplasmid @ Cohort 1 Dose Level
100.0%
90.0%
80.0%
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
Standard (PR)
Nanoplasmid (VGPR + sCR PR MR)
16.7
50
[66.7%]
0
50
0
12.5
n=2*
n=6
n=2
n=6
n=3
n=8
ORR
VGPR and CR
CRS

Under the original Phase 1 protocol, we had provided for the testing of minimal residual disease, or MRD, only after patients reached a CR. In the time since the original Phase 1 protocol was established, MRD has become better understood to correlate with CRs and the risk for relapse. As a result, we modified the protocol to test patient MRD status earlier in the process and that testing is underway. Based on a limited number of samples as of December 3, 2020, 6 of 29 evaluable Phase 1 patients had at least one sample test negative for MRD.

Given the tolerability observed in our trial, we expanded the current Phase 1 clinical trial to explore additional dosing regimens, including administering the product over several cycles during the first month after lymphodepletion conditioning and adding rituximab to the preconditioning regimen, which we believe may further improve response rates, depth of response and/or durability of response.

Future Clinical Development Strategy

Given the clinical results generated to date, we plan to complete additional dose exploration in the Phase 1 trial before we accelerate enrollment in the Phase 2 clinical trial. The Phase 2 clinical trial will evaluate response rates and duration of response, the same endpoints used for a number of approved multiple myeloma therapies, such as daratumumab, bortezomib and carfilzomib, in an effort to support a BLA submission. Subsequently, we plan to conduct additional Phase 2 and comparative Phase 3 clinical trials to support approval, if required, and label expansion into earlier lines of monotherapy and combination therapies. Should data from our P-BCMA-ALLO1 program, which are anticipated to begin to be available in late 2021, meet our expectations, we would consider reallocating our efforts and resources to advancing our allogeneic program. P-BCMA-101 was granted FDA Regenerative Medicine Advanced therapy Designation in November 2018 and Orphan Drug Designation in May 2019.

P-BCMA-ALLO1: Allogeneic CAR-T in Multiple Myeloma

Overview

P-BCMA-ALLO1 is a fully allogeneic CAR-T product candidate being developed to treat multiple myeloma. P-BCMA-ALLO1 is in late preclinical development and we anticipate an IND filing and initiation of a Phase 1 clinical trial for P-BCMA-ALLO1 by the first half of 2021.

P-BCMA-ALLO1 is our first fully allogeneic CAR-T product candidate derived from healthy donor cells, giving it the potential to be used as an off-the-shelf therapy for unrelated multiple myeloma patients. We believe our technology and manufacturing processes are ideally suited to develop allogeneic CAR-T product candidates with reduced alloreactivity and without unwanted mutations. We use our proprietary Cas-CLOVER gene editing tool to genetically engineer T cells in order to reduce or eliminate both GvHD and host-vs-graft alloreactivity. Cas-CLOVER is designed to efficiently edit resting T cells and has demonstrated precise specificity, thereby limiting unwanted off-target mutations and helping to improve tolerability.

The manufacturing process for P-BCMA-ALLO1 shares characteristics with P-BCMA-101, differentiated only by the process of a multiplexed gene editing step and a purification step. Both product candidates include a DHFR gene used to manufacture a highly purified product that is essentially 100% CAR-positive.

We believe an allogeneic product with a profile similar to an autologous product would have significant advantages in terms of cost and commercial reach, with the ability to treat potentially hundreds of patients from a single manufacturing run.

Preclinical Data

In our preclinical studies for our allogeneic product candidates we undertake gene editing to evaluate our ability to address both graft-vs-host and host-vs-graft reactions. We used our proprietary Cas-CLOVER gene editing platform, which has the ability to multiplex and efficiently edit resting T cells, to eliminate expression of cell surface proteins that are responsible for alloreactivity in a single gene editing step, followed by a purification step.

The figure below demonstrates our highly efficient gene editing to disrupt the T cell receptor ß chain (TCRß) gene. In the experiment represented below, complete elimination of all TCR expression occurred in over 90% of cells with a single gene editing step and, after a single purification step, we were able to achieve a product candidate with >99.9% of cells with a TCR knockout. For P-BCMA-ALLO1, we also address host-vs-graft alloreactivity in the same multiplexed gene editing step by disrupting the Beta-2 Microglobulin gene (MHC1). With a single gene editing step we typically eliminate approximately 50-60% of MHC1. For P-BCMA-ALLO1 we do not purify for MHC1 knockout so that the final product is on average approximately 60% MHC1 knockout and >99.9% TCR knockout.

Multiple preclinical experiments demonstrate the potential of P-BCMA-ALLO1 to reduce or eliminate alloreactivity. The below figure represents an experiment for graft-vs-host alloreactivity, which is normally mediated by the intact TCR. The panel shows results of a mixed lymphocyte reaction, or MLR, where alloreactivity was demonstrated by a peak forming on the left-hand side of the graph. Peaks were clearly seen when non-genetically modified cells, or wild type, or WT, were mixed with cells from an unrelated donor, but not when mixed with cells from the same donor. Alloreactivity was eliminated when testing the P-BCMA-ALLO1 cells.

The cells used in MLR assays were WT cells or TCR KO cells, and peripheral blood mononuclear cells, or PBMC, from either the same donor (Autologous PBMC) or PBMC from allogeneic donors (Donor #1 and Donor #2). These cells were labeled with one of two cytosolic dyes: CellTrace Violet for the WT or TCR KO cells. A portion of each labeled cell type was irradiated (3,000 rads) to arrest proliferation and possibly increase immunogenicity. GvHD reactions were modeled by co-culturing non-irradiated WT or TCR KO cells with irradiated PBMC. In the 12-day proliferation MLR assay, the response of the non-irradiated cell type was assessed by flow cytometry and visualized as histograms in which the undivided cells retain high levels of cytosolic dye and thus appear on the right-hand side of the histogram and those cells that have undergone a proliferative response will dilute the cytosolic dye with each division, thereby appearing in peaks shifted to the left. Cells that have divided more than six times are beyond the sensitivity of this experiment and accumulate in one peak on the far left of the histogram. The frequency (average, n=4) of the cells with fully diluted cytosolic dye appears above the histogram in each panel.

One of our goals for our P-BCMA-ALLO1 product candidate is to preserve the same high percentage of TSCM cells in the final product that we have observed with our P-BCMA-101 and solid tumor autologous product candidates. Our first 13 research-scale manufacturing runs for P-BCMA-ALLO1 resulted in high levels of TSCM as shown in the figure below.

Further, we have demonstrated that in preclinical models P-BCMA-ALLO1 had comparable intensity and specificity of killing target cells as an autologus version, equal or better cytokine secretion, as well as equivalent proliferative capacity.

Cytotoxicity was measured in a standard in vitro killing assay. Primary healthy donor human T cells were taken through one of two production processes: Autologous, or Auto, cells were generated using the P-BCMA-101 production process and allogeneic, or Allo, cells were generated using the P-BCMA-ALLO1 manufacturing process. The two T cell products were mixed at effector to target ratios shown with target cells that were BCMA-positive. In this assay, both target cell lines also express the luciferase protein and the amount of live and intact target cells in culture can be indirectly assessed as a function of the luciferase enzyme that they contain. After 48 hours of co-incubation, cytotoxic activity by the T cell products is evident as a decrease in the amount of live and intact target cells and expressed as data normalized to the same value for target cells cultured alone (i.e., 0% cytotoxicity is seen without T cells). The data above demonstrated that Auto and Allo were specific in killing the BCMA-positive cell lines. Moreover, the specific killing increased with higher effector to target ratios and the fact that both Auto and Allo products demonstrated virtually identical trends at each effector to target ratio indicates that both products have similar intensity and specificity of killing.

In the panel on the right in the figure above, proliferative capability of both Auto and Allo were assessed in an in vitro serial restimulation assay. Auto (CD3+) or Allo (CD3-) CAR-T cells, as described above, were thawed and then stimulated every 4-5 days with irradiated RPMI-8226 tumor cells which express the CAR target antigen, BCMA. At each stimulation, CAR-T cells were counted and reseeded with target cells at a 2:1 effector to target ratio. This assay demonstrates that CAR-T cells, both autologous and allogeneic, made with piggyBac have a high proliferative capacity and are able to expand to high cell numbers in response to tumor antigen. Importantly, it also shows that loss of the TCR complex in our P-BCMA-ALLO1 production process does not negatively affect the ability of our CAR-T cells to proliferate in response to antigen as our allogeneic cells could expand to a similar extent and for a similar length of time as CD3-replete autologous CAR-T product cells.

We also have demonstrated that P-BCMA-ALLO1 performs equal to or better than an autologous BCMA product generated from a healthy donor in an in vivo mouse model. As noted in the left panel of the figure below, we took five random healthy donors to generate P-BCMA-ALLO1 (Donor 1 to Donor 5) and compared those allogeneic products to an autologous BCMA CAR-T product produced from a healthy donor. As shown, all of the allogeneic products performed at least as well as the autologous product. In the panel on the right, we also compare the proliferative capacity of P-BCMA-ALLO1 to an autologous BCMA CAR-T product produced from a healthy donor.

P-BCMA-ALLO1 exhibited potent anti-tumor effects in an in vivo mouse model of multiple myeloma. P-BCMA-ALLO1 was tested in alongside with healthy donor non-edited cells (Auto, CAR-positive/TCR-positive) in an in vivo model of multiple myeloma tumor control. Immunocompromised mice were implanted subcutaneously with 1 x 10e7 RPMI-8226 BCMA+ tumor cells and tumors were established for 7 days before injection with 1 x 10e7 CAR-T cells. P-BCMA-ALLO1 exhibited potent and sustained anti-tumor efficacy that was comparable to non-edited control CAR-T cells. P-BCMA-ALLO1 also demonstrated robust in vivo proliferation that could be detected in the blood of treated animals by Day 14 after T cell administration. The peak of expansion (Day 14) correlated with the timing of tumor control observed and was similar to expansion levels observed for TCR-positive autologous CAR-T cells.

P-BCMA-ALLO1 also exhibited potent anti-tumor effects in an in vivo mouse model of multiple myeloma known as the MM1S model shown in the figure below. MM1S is an aggressive model of relapsed/refractory multiple myeloma where relapses after initial control of the tumor can be observed. Immunocompromised (NSG) mice were implanted intravenously with 3 x 10e5 MM1S tumor cells and tumors were established for 7 days before injection with a standard dose of 12 x 10e6 CAR-T cells. P-BCMA-ALLO1 (Allo) exhibited potent and sustained anti-tumor efficacy that was comparable to non-edited control autologous CAR-T cells (Auto) at the same single dose. P-BCMA-ALLO1 also showed persistence in this model as cells could be detected in the blood of treated animals at greater than 60 days post-CAR-T cell administration.

In addition, we have demonstrated that P-BCMA-ALLO1 performs equal to or better than autologous P-BCMA-101 products generated from cancer patients in an in vivo mouse model with a very high positive predictive value for how a product candidate will perform in the clinic. In the same mouse model (figure below), we used five random healthy donors to create P-BCMA-ALLO1 and compared those allogeneic products to seven P-BCMA-101 patient products, representative of patients that responded well (green; VGPR or sCR) or did not respond (red; SD) in the clinic. As shown, all the allogeneic products performed at least as well as the P-BCMA-101 products that resulted in either a VGPR or sCR in the clinic. Two of the four P-BCMA-101 products that demonstrated favorable outcomes in the clinic were able to control tumor in the mouse model. None of the three P-BCMA-101 patient products that resulted in SD in the clinic were able to control tumor in the mouse model.

Key to the creation of an allogeneic product is the specificity of the gene editing, without causing unwanted cuts or mutations in the DNA. Importantly, we demonstrated that Cas-CLOVER exhibited a high degree of specificity for on-target cutting during the cutting of gene targets in the production of P-BCMA-ALLO1. We performed deep sequencing of numerous top-ranked predicted off-target sites corresponding to these gene targets, and we have not observed any evidence of off-target activity:

Cas-CLOVER can be used to efficiently knock-out several human T cell surface marker genes, such as TCRß and ß-2 Microglobulin (ß2M). To determine the level of off-target activity by Cas-CLOVER, next generation sequencing was used to investigate T cells gene-edited for TCRß or ß2M genes. To do so, an algorithm was designed to predict all potential off-target sites of high DNA homology throughout the whole human genome for Cas-CLOVER gRNA. As Cas-CLOVER functions as an obligate homodimer, there are several hypothetical possibilities of dimer formation including left (L) gRNA + right (R) gRNA heterodimer, L + L and R + R homodimers, as well as L only and R only. On-target site and the top predicted off-target site amplicons from the above five different hypothetical combinations were PCR-amplified and the amplicons were analyzed using the Illumina Mi-Seq platform for deep sequencing with approximately 30,000 to 100,000 coverage at each locus for the identification of insertions and/or deletion, or indels.

In the above figure, the right Y axis shows the deep sequencing coverage rate at each locus, whereas the left Y axis shows the percentage of indels. The dotted lines show the level of background mutation in the absence of gene editing while the solid line shows the 2 standard deviation error bar of the control. The bars show the percentage of indels of all on- and off-target sites. These data show that the indels resulting at predicted potential off-target sites of high DNA homology are within the range of the background mutation rate of the non-edited negative control. Thus, next generation sequencing data confirmed that gene editing only occurs at target sites. Next generation sequencing data further showed that there is no off-target editing among the top predicted off-target sites.

We have developed proprietary booster molecules, which are an RNA-based technology introduced to T cells during the manufacturing process, results in transient expression of a receptor on the surface of T cells that is designed to allow the cells to respond to antibody-based activator molecules, resulting in significant expansion of the cells without causing maturation or exhaustion of the cells. Using booster molecules, we believe we can expand P-BCMA-ALLO1 cells to large numbers without losing any of the desirable cell attributes shown previously. In a preclinical study, we measured cell expansion of allogeneic CAR-T cells with and without the use of a booster molecule, and observed an approximately five times greater expansion during a single manufacturing run with the booster molecule, when compared to a manufacturing run without using a booster molecule. We continue to improve the booster molecule technology and other allogeneic manufacturing technologies and believe we will be able to significantly increase the number of doses generated per allogeneic manufacturing run in the future.

We estimate that we can generate enough cells from a single manufacturing run to treat dozens to hundreds of patients. Data from our first 13 random healthy donors selected only for minimal viral testing and put through our near clinical-scale manufacturing process and the first full-scale clinical manufacturing process at our CMO resulted in between 11 and 251 doses of 150M cells per dose, as shown below. We will continue to further optimize manufacturing and to identify donor characteristics that could be predictive of better performance.

Clinical Development Strategy

We anticipate an IND filing and initiation of a Phase 1 clinical trial for P-BCMA-ALLO1 in the first half of 2021. The trial will be an open-label dose escalation trial enrolling up to 40 patients.

P-PSMA-101: Autologous CAR-T for metastatic castrate resistant prostate cancer

Overview

P-PSMA-101 is a solid tumor autologous CAR-T product candidate being developed to treat mCRPC. P-PSMA-101 targets cells that express PSMA, which is highly expressed on mCRPC cells. PSMA is involved in folate uptake and is thought to confer a proliferative advantage to PSMA-expressing tumor cells. Additionally, PSMA levels increase as tumor cells become androgen-independent, a hallmark of advancing prostate disease. Therefore, we believe that PSMA may be less susceptible to antigen escape. P-PSMA-101 is currently being evaluated in a Phase 1 clinical trial.

The piggyBac transposon transgene of the P-PSMA-101 product candidate differs from P-BCMA-101 only in the binding (Centyrin) portion of the CAR molecule used, which we believe helps to reduce development and manufacturing risk by leveraging the experience gained with P-BCMA-101. As with P-BCMA-101, P-PSMA-101 includes a DHFR gene used to manufacture a highly purified product. Also, as with P-BCMA-101, P-PSMA-101 is produced with our proprietary manufacturing system that results in a highly purified product with a cell composition comprised of a high percentage of TSCM cells, with the goal of conveying numerous benefits over other CAR-T products manufactured using viral methods.

Target Indication

Prostate cancer is the fourth most common cancer globally and the second leading cause of cancer death among men in the United States, with a 60% occurrence rate in men over the age of 65. In the United States alone, there are approximately 2.8 million men living with prostate cancer, with approximately 40,000 new cases of mCRPC estimated each year. The majority of prostate cancer patient deaths in the United States are due to mCRPC.

Treatment paradigms for prostate cancer vary based on the age of the patient at the time of diagnosis. Typical early treatment options for prostate cancer range from active surveillance, radiation therapy, cryotherapy, immunotherapy, hormone therapy and surgical treatment. For metastatic disease, the paradigm bifurcates between hormone naïve disease and castrate resistant prostate cancer, or CRPC. CRPC cases are typically treated with the chemotherapy drug docetaxel, and a choice of abiraterone, enzalutamide, cabaziltaxel and/or Radium-223. Typically, none of these therapies are curative.

Although five-year survival rates for patients with early prostate cancer are nearly 100%, a high unmet need for mCRPC remains, with a five-year survival rate of only approximately 30%. We believe P-PSMA-101, if successful in the clinic and approved, could dramatically increase survival, as well as quality of life for mCRPC patients.

Preclinical Data

P-PSMA-101 resulted in the elimination of tumor cells to undetectable levels in 100% of animals, with one incidence of a relapse in the low dose cohort, in a preclinical model of mCRPC. This preclinical model involves the implantation of subcutaneous solid tumors comprised of a human mCRPC cell line (LNCaP (fLuc+)) in immuno-deficient mice. These tumors were well established to a size of at least 100 mm3 before administration of P-PSMA-101. In the model shown below, we demonstrated elimination of tumors to below the limit of detection by both bioluminescence imaging measurements (left side of figure) or caliper measurements (right side of figure) in 100% of animals with both a standard dose of 10 million P-PSMA-101 cells per animal (10 x 106), as well as a low dose of five million cells per animal (5 x 106). To our knowledge based on published literature, no other product candidate has shown complete solid tumor elimination in this preclinical model:

P-PSMA-101, comprised of a high percentage of TSCM cells, expanded in vivo and gave rise to CAR-positive T cells that were more maturated, including TEFF cells, which were detected in the peripheral blood at early timepoints, followed by a decrease in tumor burden to below detectable levels as measured by both bioluminescent imaging and caliper.

Consistent with our hypothesis, the short-lived, more maturated T cells were then eliminated, and the long-lived TSCM cells engrafted and persisted and were the only cells detectible in the peripheral blood at later timepoints. Thus, even after solid tumor elimination, a population of P-PSMA-101 TSCM cells persisted. The figures below show that in mice with no tumor, TSCM cells engrafted and persisted without in vivo expansion and differentiation. In contrast, TSCM cells expanded and differentiated in the presence of tumor in subject mice treated with P-PSMA-101, and continued to persist following solid tumor elimination:

Clinical Development Strategy

We filed an IND in late 2019 and received authorization to proceed to clinical trials in early 2020. We dosed our first patient in May 2020 and resumed enrollment in November 2020 following the clinical hold on the program from August 2020 to November 2020. Enrollment continued after approval of a protocol amendment intended to increase patient compliance and safety that includes modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. The current Phase 1 protocol allows for enrollment of up to 40 adult subjects with mCRPC across four arms of up to five dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Eligible subjects who enroll in the trial undergo leukapheresis to collect T cells for P-PSMA-101 manufacturing. Before administering the P-PSMA-101 product candidate, subjects will receive a conditioning lymphodepletion chemotherapy regimen. In the first arm, the regimen will be 300 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-PSMA-101. In a second arm, rituximab will be added to the lymphodepletion regimen. The remaining two arms will utilize these same lymphodepletion regimens, but multiple infusions of P-PSMA-101 will be administered in two-week intervals, and the lymphodepletion regimen may be repeated every six weeks twice more. Patients will then be assessed for safety and efficacy for up to 15 years. Part 2 of the trial will allow expansion of selected cohorts to further characterize outcomes for a potential recommended Phase 2 dose. A Phase 2 pivotal part or additional exploratory cohorts may be added to the trial depending on the initial findings.

P-PSMA-ALLO1

P-PSMA-ALLO1 is an allogeneic CAR-T product candidate targeting PSMA and being developed to treat patients with mCRPC. We have designed P-PSMA-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host potential reactions. We anticipate an IND filing and initiation of a Phase 1 clinical trial after analyzing preliminary results observed in the ongoing P-PSMA-101 Phase 1 clinical trial.

P-MUC1C-ALLO1: Allogeneic CAR-T in Multiple Solid Tumor Indications

Overview

P-MUC1C-ALLO1 is a preclinical allogeneic CAR-T product candidate with the potential to treat a wide range of solid tumor indications.  The target, MUC1-C, is a tumor selective, aberrantly glycosylated, cleavage product of MUC1, that is highly expressed on most epithelial tumors.

We used our proprietary piggyBac DNA Delivery System to manufacture a highly purified P-MUC1C-ALLO1 product candidate containing a high percentage of TSCM cells that we believe may be the key to developing a CAR-T therapy to treat solid tumors. We use our proprietary Cas-CLOVER platform to genetically engineer T cells in order to reduce or eliminate both GvHD and host versus graft alloreactivity.

P-MUC1C-ALLO1 is currently undergoing preclinical development and we anticipate an IND filing and initiation of a Phase 1 clinical trial by the end of 2021.

Target Indication

We intend to further evaluate and later determine clinical indications for initial development of P-MUC1C-ALLO1 in indications where MUC1-C expression occurs. Approximately 90% of cancers derive from epithelial tissues, and among these cancers a significant percentage express MUC1-C, including common cancers such as breast, colorectal, lung, ovarian, pancreatic, renal and other cancers.

Tumor Type	MUC1 Expression (%)
Breast	91
Colorectal	81
Esophageal	32
Gastric	77
H&N SCCa	82
Mesothelioma	75
Multiple myeloma	59
Nasopharyngeal	100
NSCLC	99
Ovarian	83
Prostate	79
Pancreatic	81
RCC	84

Preclinical Data

In our preclinical studies, an autologous MUC1-C CAR-T showed robust anti-tumor activity against multiple tumor lines:

The autologous MUC1-C CAR-T was evaluated for specificity and function using a standard T cell degranulation assay. Degranulation is a surrogate of T cell killing that can be easily measured by FACS staining for intracellular CD107a expression following co-culture with cells expressing target antigen. mRNA encoding the MUC1-C CAR-T was delivered to pan T cells via electroporation and the cells were rested overnight to allow for translation and surface expression of the CAR. T cells expressing the MUC1-C CAR-T were co-cultured for four to six hours with the indicated tumor cells. Six different cancer types were evaluated in these studies, including both solid and blood tumors. During the co-culture period, CD107a antibody was added to detect degranulation of T cells. The percentage of CD107a T cells is shown in the graph above and indicates tumor-specific activity. Degranulation frequency correlated highly with MUC1C expression on the target tumor cells.

We tested P-MUC1C-ALLO1 in a preclinical xenograft model of triple-negative breast cancer in which immune deficient mice were implanted subcutaneously with a human MDA.MB.468 triple-negative breast cancer cell line. In this model, P-MUC1C-ALLO1 eliminated tumor cells to undetectable levels in both a standard and low dose arm, as shown below:

P-MUC1C-ALLO1 IN BREAST CANCER MODEL (MDA.MB.468)

Tumor Volume [mm^3]
450
400
350
300
250
200
150
100
50
0
-50
5
10
15
20
25
30
35
40
Days post CAR-T infusion
No Treatment
10e6 P-MUC1C-ALLO1 donor 1
5e6 P-MUC1C-ALLO1 donor 1
2.5e6 P-MUC1C-ALLO1 donor 1
1e6 P-MUC1C-ALLO1 donor 1
10e6 P-MUC1C-ALLO1 donor 2
5e6 P-MUC1C-ALLO1 donor 2
2.5e6 P-MUC1C-ALLO1 donor 2
1e6 P-MUC1C-ALLO1 donor 2
10e6 P-MUC1C-ALLO1 donor 3
5e6 P-MUC1C-ALLO1 donor 3
2.5e6 P-MUC1C-ALLO1 donor 3
1e6 P-MUC1C-ALLO1 donor 3

We also tested P-MUC1C-ALLO1 in a preclinical xenograft model of ovarian cancer in which immunocompromised (NSG) mice were implanted intraperitoneally with 5 x 10e6 human OVCAR3 ovarian cancer cells 14 days before CAR-T cell injection. In this model, intraperitoneally administered P-MUC1C-ALLO1 at both a near standard dose (4 x 10e6) and a low stress dose (2 x 10e6) eliminated tumor cells to levels below the limit of detection, as shown in the figure below:

We anticipate an IND filing and initiation of a Phase 1 clinical trial for an allogeneic version of a MUC1-C CAR, which we refer to as P-MUC1C-ALLO1, by the end of 2021. P-MUC1C-ALLO1 was designed to leverage the learnings of our P-BCMA-ALLO1 program.

Dual CAR-T Allogeneic Program Candidates

The very large cargo capacity of piggyBac allows for the inclusion of much larger or more therapeutic transgenes compared to viral-based technologies. We believe that our ability to include two or more fully functional CAR and/or TCR molecules into a T cell could be a significant competitive advantage. Unlike some competitors that have tried to use a bi-specific or tandem binder to approach this problem, we believe that including two, or more, full CAR or TCR molecules has the potential to be a more effective approach.

CD19 VH
CD20 VH
Cell membrane
4-1BB
4-1BB
CD3z
CD3z
Multi-CAR
Approach
Peptide linker
CD20 VL
CD20 VH
CD19 VH
CD19 VL
4-1BB
CD3z
Bi-specific
Approach

Multi-CAR Approach Enabled by piggyBac

Dual CAR CD19/CD20. Dual CAR CD19/CD20 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for B cell leukemia and lymphoma indications and some autoimmune diseases. Dual CAR CD19/CD20 contains two fully functional CAR molecules to target cells that express either CD19 or CD20. We believe that by targeting both CD19 and CD20, we have the potential to overcome some of the issues of earlier generation CD19 CAR-T products where antigen escape has been observed. We intend to develop this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing in 2022.

Dual CAR BCMA/CD19. Dual CAR BCMA/CD19 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for multiple myeloma. Dual CAR BCMA/CD19 contains two fully functional CAR molecules to target cells that express either BCMA or CD19. Based on published studies of CD19 therapeutic candidates in multiple myeloma patients, we believe that targeting both BCMA and CD19 may be more effective than targeting BCMA alone in some patients because it has been hypothesized that there could be myeloma stem cells that express CD19 but do not express BCMA. In addition, including CD19 may prevent anti-drug antibody responses that could shorten the effectiveness of a BCMA-only therapy in some patients. We intend to develop this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing after analyzing preliminary results observed in the P-BCMA-ALLO1 Phase 1 clinical trial.

Dual CAR (undisclosed). Dual CAR (undisclosed) is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for solid tumors. Dual CAR (undisclosed) contains two fully functional CAR molecules to target cells that express either of two targets that are currently undisclosed. We intend to develop this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing after analyzing preliminary results observed in the more advanced Dual CAR programs.

Liver Directed Gene Therapy

The concept of in vivo gene therapy arose during the early 1970’s, with initial human testing beginning in 1980. However, early clinical failures held back the development of the field and associated funding and progress was slow until the last decade. Within the last decade, gene therapy has expanded and gained more acceptance. Due to some clinical successes and associated funding and merger and acquisition activity, the field is now emerging as a major focus of new therapeutic development. Despite this re-emergence of interest and development, much of the in vivo gene therapy work faces significant challenges.

Among the primary limitations of most current gene therapies are the fact that these therapies are generally transient in nature and, therefore, limited to a narrow range of indications. These limitations are driven by a number of factors associated with using AAV as the standard method of delivering the therapeutic transgene. First, specific AAV capsids can be used to effectively infect a number of cell types in vivo, but AAV does not generally integrate into the genome without the virus’ rep gene, which is removed in gene therapy applications to accommodate the therapeutic transgene. The lack of integration results in low expression levels of the therapeutic transgene that generally decrease over time. As cells divide, expression is eventually lost, thus making it difficult or impossible to use AAV-mediated gene therapies in rapidly dividing tissues, such as the pediatric liver. Unfortunately, the pediatric liver is the tissue that needs to be targeted in order to treat many monogenetic inborn errors of metabolism, particularly in the majority of patients that are more severely affected. Second, AAV has a relatively small cargo capacity, which can limit its ability to treat indications where a larger therapeutic transgene is needed to correct the underlying disease. The relatively small cargo capacity also limits the inclusion of additional features, such as larger tissue-specific promoters, insulators or safety switches. Third, AAV itself can be immunogenic with pre-existing antibodies in some patients. Furthermore, AAV-based therapies often elicit antibody-based immune reactions, making repeat dosing very challenging. Finally, earlier-generation AAV therapies require relatively high doses of virus to deliver enough of the gene to have a clinical effect, which creates safety issues associated with the AAV itself.

Our technology is designed to address the shortcomings of other AAV approaches in several important ways. First, by combining our piggyBac technology with AAV, we believe we can create a therapeutic that integrates the therapeutic transgene into the DNA and becomes a stable part of the patient’s DNA, even in rapidly dividing cells. This results in the potential for single-treatment cures, even when treating indications that manifest predominantly in the pediatric liver. Second, piggyBac is highly efficient at integrating into DNA, resulting in stable and high expression levels of therapeutic transgenes even at relatively low doses, which we believe may allow potent activity in indications that are not currently treatable with AAV-only technologies. Furthermore, piggyBac in combination with AAV might be effective at much lower viral doses when compared with AAV-only technologies and would therefore mitigate some of the risk of toxicity due to AAV itself.

We are also combining our piggyBac technology with our nanoparticle technology to deliver therapeutic transgenes in an effort to eliminate the need for AAV altogether. This would completely avoid virus-related toxicity and also enable delivery of larger genes and repeat dosing, which would further expand the number of indications that could be treated.

While our technology platforms enable the development of in vivo gene therapies in a wide array of applications, we are focusing our initial efforts on liver-directed gene therapy, where we have promising preclinical data and believe we have a significant competitive advantage over early generation gene therapies. We believe that our technology has the potential to address indications and patient populations that AAV-only technologies will not be able to address. In some cases, we believe that by combining our piggyBac technology with AAV or nanoparticle delivery, we have the potential to transform those transient therapies into single-treatment, lifetime durable responses.

Single Treatment Cures

- **piggyBac permanently and stably integrates into DNA** resulting in the potential for **long-term stable expression**

- **piggyBac** has the potential to **work in juvenile liver** without diluted expression over time

Countless Indications

- piggyBac has the potential to overcome the limitations of other systems
  - **High activity in virtually any cell type** enabling broad applicability
  - Results in **normal (wild type or higher) protein expression levels**
  - **Very large cargo capacity**
  - **No to low immunogenicity observed**
  - Ability to deliver piggyBac to many different cells and tissues both *ex vivo* and *in vivo*

Any AAV-based system can be converted into a piggyBac-AAV vector by simply adding the piggyBac ITRs, which can be as small as 50 base pairs each, inside of the AAV ITRs (AAV + piggyBac transposon). We expect this vector will perform the same as a standard AAV vector in the absence of the piggyBac transposase, which can be delivered in a second AAV (AAV + piggyBac transposase). When using an enhanced green fluorescent protein (EGFP) reporter gene as a surrogate for a therapeutic transgene and injecting the AAV + piggyBac transposon (no transposase) into animals, we observed a low level of EGFP expression in the liver of the mouse (lower left panel). Similar to other standard AAV therapies, there was a low expression level due to episomal (non-integrated) AAV and as such, it diminished over time, especially as the cells divided. However, when the AAV + piggyBac transposon was co-injected with the AAV + transposase, we observed a high, stable level of expression in a majority of hepatocytes, as shown in the lower right panel. In this case, the piggyBac transposase pulled the transgene out of the transposon and stably integrated it into the genome. As the cells divided, they replicated the integrated therapeutic transgene so all progeny cells permanently expressed it. This strategy has been used in three separate mouse models of various severe congenital liver genetic diseases: OTC deficiency, citrullinemia Type I and progressive familial intrahepatic cholestasis Type III, demonstrating the potential for single-treatment cures in each case.

AAV + piggyBac Transposon
AAV +
PiggyBac
Transposase
Liver Cell
Replication
Clearance of Majority
of Non-integrated AAV
Residual AAV
Integrated Transposon

One of the goals for our gene therapy programs is to be able to deliver our gene engineering technologies by nanoparticle to eliminate the need to use AAV due to its limitations. In preclinical work, we are seeing positive results in delivering piggyBac transposon (DNA) and piggyBac transposase (RNA) into animal models, resulting in significant integration and transgene expression in all zones of the liver. The following figure represents an experiment where we co-administered piggyBac transposon (DNA) and piggyBac transposase (RNA) formulated into separate nanoparticles to a juvenile mouse and measured levels of expression of a reporter gene in the liver out to 7 months. These data, while preliminary, potentially represent a significant step forward toward our goal of nanoparticle delivery of piggyBac, which we believe would represent a significant advance compared to traditional gene therapy.

Our Gene Therapy Programs

P-OTC-101

Overview

P-OTC-101 is an in vivo liver-directed gene therapy candidate for the treatment of OTC deficiency, which we believe has the potential to achieve single-treatment, lifetime durable responses. We are using our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV to deliver a replacement OTC gene to the liver. P-OTC-101 is undergoing preclinical development and we anticipate an IND filing and initiation of a Phase 1 clinical trial in 2022.

Target Indication

OTC is a rare genetic disorder characterized by complete or partial lack of the enzyme OTC. OTC is an enzyme that plays a role in the breakdown and removal of nitrogen from the body, a process known as the urea cycle. The lack of the OTC enzyme results in excessive accumulation of nitrogen in the form of ammonia (hyperammonemia) in the blood. Excess ammonia, which is a neurotoxin, travels to the central nervous system through the blood, resulting in symptoms of lethargy, vomiting, irritability and, in more severe cases, decreased muscle tone, seizures, enlarged liver, respiratory difficulties and death. A severe form of the disorder affects some infants, typically newly born males. A milder form of the disorder affects some children later in infancy. More severe forms of OTC comprise a high unmet medical need.

Preclinical Data

In preclinical studies conducted by our academic collaborators, the approach of combining piggyBac with AAV (piggyBac OTC) demonstrated stable and high level expression of a therapeutic transgene in the mouse liver compared to AAV-only technologies.

In the same study, treatment with piggyBac OTC resulted in a 126-fold increase in OTC levels compared with AAV alone and survival of all the animals in the treated group versus 0% survival in the AAV alone group. The expression of OTC at more than 10 times the normal (WT) levels also highlights the potential to lower the dose of piggyBac-OTC compared with standard AAV-alone therapies and the ability to still achieve single-treatment, durable responses, which would have additional cost and tolerability benefits compared to standard AAV therapies.

We have repeated preclinical studies with improved liver-specific AAV capsids and constructs, and  selected a final P-OTC-101 product to begin manufacturing for clinical trials. We anticipate an IND filing and initiation of a Phase 1 clinical trial in 2022.

P-FVIII-101

Overview

P-FVIII-101 is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A.

We are using our proprietary piggyBac DNA Delivery System combined with our proprietary nanoparticle technology to deliver a Factor VIII therapeutic transgene. Preclinical studies are ongoing that will inform the development plan and timeline to IND.

Target Indication

Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Disease can range in severity from mild to severe and Factor VIII levels are correlated with the severity of the disease.

Preclinical Data

Our preclinical data demonstrates an ability to correct Factor VIII deficiency to normal levels in a juvenile mouse model using nanoparticle delivery of our P-FVIII-101 potential product candidate.

P-MMUT-101

Overview

P-MMUT-101 is an in vivo liver-directed gene therapy for the treatment of MMA due to a MMUT deficiency, or a defect in the MMUT gene, which we believe has the potential to achieve single-treatment, lifetime durable responses.

We are using our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV to deliver a replacement MMUT gene with a P-MMUT-101 therapeutic transgene.

Due to uncertainty associated with the pandemic and the emergence of our Factor VIII program, we have slowed this program pending a re-evaluation following more data on nanoparticle delivery.

Target Indication

MMA is an inherited inborn error of metabolism in which the body is unable to process certain proteins and fats properly. The effects of MMA, which usually appear in early infancy, vary from mild to life-threatening. Affected infants can experience vomiting, dehydration, weak muscle tone, developmental delay, excessive tiredness, an enlarged liver, and failure to gain weight and grow at the expected rate. Long-term complications can include feeding problems, intellectual disability, chronic kidney disease, and inflammation of the pancreas. Without treatment, this disorder can lead to coma and death in some cases.

Preclinical Data

P-MMUT-101 is undergoing additional preclinical development.

Potential Additional Programs and Partnership Opportunities

While we have leveraged our platform technologies to currently pursue the development of CAR-T and liver-directed gene therapy product candidates, our technologies have broad applicability across a wide array of cell and gene therapeutic modalities and diseases. Beyond the current pipeline, we and our collaborators have preclinical data that illustrate future potential applications of the technology platforms when combined in various ways. We may in the future use these tools to create T cell-based products to address indications beyond oncology, such as autoimmune diseases, infectious diseases, allergy-related diseases or even neurodegenerative diseases. CAR-T may also be used as an alternative and non-myeloablative preconditioning regimen for stem cell transplants. Our technologies also work well in other cell types and tissues including induced pluripotent stem cells, natural killer cells, HSCs, B cells, hepatocytes, muscles and many others, which could enable additional approaches for future therapeutics in a variety of indications. Lastly, we could use our Cas-CLOVER technology directly in vivo, similar to the approaches taken by other gene editing companies.

Our CAR-T Manufacturing Processes

Our autologous CAR-T product candidates consist of patient T cells that have been genetically engineered to express a CAR molecule and other genes. PBMCs are harvested by a standard leukapheresis procedure at the enrolling hospital, with the leukapheresis cells transported to the manufacturing site immediately subsequent to the procedure.

Manufacturing of autologous CAR-T product candidates includes CD4-postive and CD8-positive T cell isolation via positive selection, electroporation of the piggyBac DNA transposon transgene (encoding the CAR molecule gene, the DHFR positive selection gene and the safety switch gene) and Super piggyBac transposase RNA (the enzyme that mobilizes the piggyBac transposon transgene), CAR-positive T cell selection via methotrexate, and cell expansion. The final product is then bagged and cryopreserved. Following product release for administration, cryopreserved product candidates are shipped by courier to the pharmacy or applicable cell therapy facility of the enrolling study center where they are stored until the time of administration.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing, a related additional purification step and the addition of booster molecules:

CAR-T Contract Manufacturing

We work with a number of third-party contract manufacturers for production of our product candidates. For the manufacturing of P-BCMA-101 we currently have relationships with two global contract manufacturing companies, Lonza Group and WuXi AppTec, Inc., from which we receive clinical supplies and on which we may rely on for commercial manufacturing. For the P-PSMA-101 Phase 1 clinical trial, we are utilizing C3i, a contract manufacturer in Montreal, Quebec affiliated with the University of Montreal Hospital. For our other product candidates, we are evaluating various third-party manufacturers for clinical supply. We also work with a variety of suppliers to provide our manufacturing raw materials and we currently source our media from Stemcell and DNA components from Aldevron. We believe that our relationships with our contract manufacturers and suppliers are good.

We also have an internal pilot GMP manufacturing facility in San Diego adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies for Phase 1 and Phase 2 clinical trials. We commenced operations in this facility in the second half of 2020. We plan to use the pilot facility initially for manufacturing our P-MUC1C-ALLO1 program. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

Commercialization Plans

We possess global rights to our product candidates and discovery programs. We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing, or commercial product distribution capabilities and have no experience as a company in marketing products. We plan to build the necessary infrastructure and capabilities over time in the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Competition

The biotechnology industry, and specifically the CAR-T and gene therapy sciences, are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our proprietary approach and scientific expertise in CAR-T and gene therapies provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies, as well as academic and research institutions. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient, or cost less than any products that we may develop. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety, convenience and cost.

There are other organizations currently working toward commercializing existing therapies and/or new therapies for our initially selected indications. If these efforts are successful and their product candidates are approved or marketed prior to ours, it is possible they may increase the barriers to adoption of our product candidates.

Due to the promising clinical therapeutic effect of CAR-T product candidates in clinical trials, we anticipate direct competition from other organizations developing advanced T cell therapies and other types of oncology therapies. This would include companies in the CAR-T space including: Adaptimmune Therapeutics plc, Allogene, Inc., Astellas Pharma, Inc., Autolus Ltd., Bellicum Pharmaceuticals Inc., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb Company), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda Inc.

Immunotherapy and gene therapy approaches are further being pursued by several smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based treatments offered by companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, GlaxoSmithKline plc, Merck & Co., Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

Recent approvals and M&A activity have also spurred the creation of many companies now pursuing gene therapy technologies and indications. The landscape is evolving rapidly and these companies are too numerous to list, but would include companies such as Alnylam Pharmaceuticals, Inc., Astellas, Beam Therapeutics, Inc., BioMarin Pharmaceuticals, Inc., Bluebird Bio, Cellectis, CRISPR Therapeutics, AG, Editas Medicines, Inc., F. Hoffman-La Roche AG (acquired Spark Therapeutics, Inc.), Generation Bio, Inc., Intellia Therapeutics, Inc., LogicBio Therapeutics, Inc, Moderna, Inc., Novartis AG (acquired AveXis, Inc.), Passage Bio, Inc., Sangamo Therapeutics, Inc., Sarepta Therapeutics, Inc. and Ultragenyx, Inc.

In addition, smaller or early-stage companies may compete with us through collaborative arrangements with more established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these enterprises. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries are prevalent and may result in even more resources being concentrated among a smaller number of our competitors. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally, acquired or licensed from third parties. We will also seek to rely on regulatory protection afforded through orphan drug designations, inclusion in expedited development and review, data exclusivity, market exclusivity and patent term extensions where available.

Our intellectual property estate is designed to provide multiple layers of protection, including: (1) patent rights with claims directed to platform technologies; (2) patent rights with claims directed to core components used in our products; (3) patent rights covering specific products; (4) patent rights covering methods of treatment for therapeutic indications; (5) patent rights covering methods of use for core components and platform technologies; and (6) patent rights covering innovative manufacturing processes. We also rely on trade secrets that may be important to the development of our business.

We believe our current layered patent estate, together with our efforts to develop and patent next generation technologies, provides us with substantial intellectual property protection.

We have filed or will file for patent protection in the United States and internationally for P-BCMA-101, P-PSMA-101, P-BCMA-ALLO1, P-PSMA-ALLO1, P-MUC1C-ALLO1, our Dual CAR product candidates, and P-OTC-101 and P-MMUT-101, our gene therapy product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

With respect to the platform technologies and core components described above (e.g., TSCM compositions and manufacturing method, genetically-modified HSC manufacturing method, inducible safety switch, piggyBac DNA Delivery System, Cas-CLOVER gene editing technology, booster molecules for enhanced immune cell expansion, armoring strategies, and nanoparticle delivery methods) the intellectual property estate is comprised predominantly of company-owned or company-acquired intellectual property. We expect to file additional patent applications in support of current and new product candidates as well as new platform and core technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent or delays on the part of a patentee. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We file U.S. non-provisional applications and Patent Cooperation Treaty, or PCT, applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 152 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that maximum coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or product candidates.

Company-Owned Intellectual Property

P-BCMA-101 is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in January of 2019. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037.

P-PSMA-101 is covered by a number of filings, including, a published PCT application filed in March 2019 that entered the national stage in September of 2020.  National phase applications are pending in several countries outside the United States, including most major market countries.  Composition of matter claims issuing from this application would not expire before 2039.

P-BCMA-ALLO1 is covered by a number of filings, including, a published PCT application filed in December 2018 that entered the national stage in June of 2020. National phase applications are pending in several countries outside the United States, including most major market countries.  Composition of matter claims issuing from this application would not expire before 2038.

P-MUC1C-ALLO1 is covered by a number of filings, including a published PCT application filed in 2017 that entered the national phase in January of 2019. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2037. In addition, an unpublished PCT application filed in September of 2020 will publish in March 2021. Composition of matter claims issuing from these applications would not expire before 2040.

Our Gene Therapy programs including P-OTC-101 and P-MMUT-101 are covered by a number of filings, including as of March 4, 2020, a pending provisional application that is due for conversion to a non-provisional application in March 2021. Composition of matter claims issuing from this application would not expire before 2041.

Our P-PSMA-ALLO1 and Dual CAR Programs, including Dual CAR CD19/CD20, Dual CAR BCMA/CD19 and Dual CAR (UD), are earlier in development and our intellectual property coverage is still being developed.

Core components of each of these product candidates are protected by company-owned platform applications directed to Centyrin binders (P-BCMA-101 and P-PSMA-101) or heavy-chain-only antibody fragment binders (P-BCMA-ALLO1), booster molecules for enhanced immune cell expansion (currently all allogeneic products), early memory T-cells (including TSCM) and methods of producing same (P-BCMA-101, P-PSMA-101, P-BCMA-ALLO1 and P-MUC1C-ALLO1), piggyBac transposition systems (all products), inducible safety switches (all products), marker genes for facilitating simultaneous selection and expansion of modified cells for product manufacture, and self-cleaving peptides for trivalent transposon constructs (all products). Notably in December 2019, we were issued a U.S. patent that has claims that cover any modified T cell product that has 25% or more TSCM cells and has a patent term expiring in 2037. We also have issued U.S. patents covering manufacturing methods and cell culture media used to produce these genetically modified TSCM cells that have patent terms expiring in 2037. We also have an issued composition of matter patent in the U.S. protecting our Cas-CLOVER site-specific gene editing system that has a patent term expiring in 2032. We also have issued composition of matter patents in the U.S. protecting our piggyBac DNA Delivery System that have patent terms expiring in 2030.

Acquired Intellectual Property

As a spin-out from Transposagen Biopharmaceuticals, Inc., or Transposagen, at inception, we acquired intellectual property related to piggyBac transposition systems and methods for use. This acquisition further comprised intellectual property related to next-generation gene editing systems and methods for use.

We acquired Vindico NanoBioTechnology, LLC (formerly known as Vindico NanoBioTechnology, Inc.) in October 2016. As part of this transaction, we acquired intellectual property related to polymer-based nanoparticle compositions and methods of use for delivery of, for example, gene therapy technologies.

License Agreements

License Agreement with Janssen Biotech

On August 3, 2015, we entered into a license agreement, or the Janssen Agreement, with Janssen Biotech Inc., or Janssen, pursuant to which we obtained an exclusive, sublicensable, worldwide license to research, develop, manufacture and commercialize pharmaceutical products comprising autologous CAR-modified T-cells or any CAR-modified natural killer or CAR-modified natural-killer-like cells expressing certain Centyrin molecules, for the treatment or prevention of any disease in humans. We are obligated to use commercially reasonable efforts to develop and commercialize at least one such licensed product. We utilize these license rights in our P-BCMA-101 and P-PSMA-101 product candidates. Under the Janssen Agreement, we also have the right to engage with authorized third parties to screen Janssen’s Centyrin library for agents that bind or modify targets of interest for our internal research and development purposes for potential use in a licensed product.

Pursuant to the Janssen Agreement, we paid Janssen an upfront fee of $0.2 million. As of December 31, 2020, we have paid approximately $3.3 million in milestone development fees relating to P-BCMA-101 and approximately $0.7 million in milestone development fees relating to P-PSMA-101. We are required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. We are also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on if there is a valid claim present within the licensed patent rights covering the licensed product in the applicable country in which the net sales occur. The royalty rates are also subject to reduction upon certain other events.

The Janssen Agreement will terminate on the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of (1) 10 years from the first commercial sale of the licensed product in the country, (2) the last to expire valid claim within the licensed patent in the country or (3) expiry of regulatory exclusivity granted by the prevailing governmental authority for the licensed product in the country. We also have the right to terminate the Janssen Agreement in its entirety or on a licensed product-by-licensed product basis, for any reason upon 60 days prior written notice to Janssen. Either party may terminate the Janssen Agreement upon a material breach by the other party that is not cured within 60 days after receiving written notice, or upon giving written notice within 30 days of the other party’s bankruptcy. If we terminate the Janssen Agreement for convenience or Janssen terminates the Janssen Agreement due to our breach of our diligence obligations thereunder, Janssen will have an option to negotiate a license from us to research, develop and commercialize the Centyrin CAR molecules and/or Centyrin therapeutic molecules. If Janssen exercised this option, Janssen would be obligated to pay us a fee in the low six figure dollar range.

April 2017 Commercial License Agreement with TeneoBio

On April 27, 2017, we entered into a commercial license agreement, or the 2017 TeneoBio Agreement, with TeneoBio, Inc., or TeneoBio, pursuant to which we obtained an exclusive, sublicenseable, worldwide license to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy-chain-only sequences provided by TeneoBio (a CAR containing a non-naturally occurring heavy-chain-only antibody fragment) for the treatment of human disease. We utilize these license rights in our P-BCMA-ALLO1 product candidate.

Pursuant to the 2017 TeneoBio Agreement, we have paid TeneoBio $0.5 million through our selection of the antibodies licensed under the 2017 TeneoBio Agreement. We are required to pay TeneoBio up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any allogeneic product and up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any autologous product. We are also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of all licensed products.

The 2017 TeneoBio Agreement will terminate on the last to expire valid claim of the licensed patents in all countries. We may also terminate the 2017 TeneoBio Agreement at any time upon 60 days prior written notice to

TeneoBio. Either party may terminate the 2017 TeneoBio Agreement upon a material breach by the other party that is not cured within 90 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

August 2018 Commercial License Agreement with TeneoBio

On August 3, 2018, we entered into a commercial license agreement, or the 2018 TeneoBio Agreement, with TeneoBio for the development and use of TeneoBio’s human heavy-chain-only antibodies in CAR-T cell therapies. Under the terms of the 2018 TeneoBio Agreement, we have the option to obtain exclusive rights to research, develop and commercialize up to a certain number of targets from TeneoBio.

Pursuant to the 2018 TeneoBio Agreement, we paid TeneoBio an upfront fee of $4.0 million. We are required to pay additional fees in the low to mid six figure dollar range upon (1) selecting exclusivity for a particular target, which restricts TeneoBio from licensing that particular target to a third party for a period of time, (2) continuing exclusivity for any selected target on each anniversary thereafter and (3) exercising our commercial option for each target. We are required to pay TeneoBio up to an aggregate of $31.0 million upon the first achievement of certain clinical and regulatory milestones for each product. We are also obligated to pay, on a product-by-product and country-by-country basis, a low single-digit percentage royalty on net sales of any licensed products. The royalty rate is subject to reduction upon certain events.

The 2018 TeneoBio Agreement will terminate on the last to expire valid claim of the licensed patents in all countries. We may also terminate the 2018 TeneoBio Agreement with respect to one or more targets at any time upon 60 days prior written notice. Either party may terminate the 2018 TeneoBio Agreement upon a material breach by the other party that is not cured within 90 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

License Agreement with Genus Oncology

On October 24, 2019, we entered into a license agreement, or the Genus Agreement, with Genus Oncology, LLC, or Genus. Pursuant to the Genus Agreement, we paid Genus an upfront fee of $1.5 million and Genus granted us the option, which was exercised for an additional $1.5 million in April 2020, to obtain an exclusive, sublicenseable, worldwide license under certain patents and a non-exclusive, sublicenseable, worldwide license under certain know-how controlled by Genus to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1, or a Genus licensed product, and a non-exclusive, sublicenseable, worldwide license under certain patents and know-how controlled by Genus to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. The licenses granted pursuant to the Genus Agreement are subject to certain rights retained by an upstream licensor and the rights of the U.S. government. The retained rights of the upstream licensor pertain only to the ability of the upstream licensor to conduct teaching, education and other non-commercial research activities in the licensed field and for other academic, governmental or not-for-profit organizations to conduct non-commercial research activities in the licensed field, and do not limit our ability to pursue our programs and product candidates. We may use a Genus antibody or derivative thereof targeting MUC1 as a binder in our P-MUC1C-ALLO1 product candidate. Multiple other aspects of our P-MUC1C-ALLO1 product candidate are covered by other patents and intellectual property that we own or license and are not subject to rights of the U.S. government.

Pursuant to the Genus Agreement, we are also required to pay Genus up to an aggregate of $71.0 million upon first achievement of certain clinical, regulatory and sales milestones for any Genus licensed product and companion diagnostics. We are also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low to mid-single-digit percentage on net sales of any Genus licensed products and related companion diagnostics, subject to certain customary reductions.

The Genus Agreement will expire on the last to expire royalty term, which is determined on a product-by-product and country-by-country basis, and is the later of (1) the last to expire valid claim within the licensed patents covering the Genus licensed product in the country, (2) expiration of regulatory exclusivity for the Genus licensed product in the country and (3) 10 years from the first commercial sale of the Genus licensed product in the country. We may also terminate the Genus Agreement at any time upon 30 days prior written notice to Genus. Either party may terminate the Genus license agreement upon a material breach by the other party that is not cured within 90 days after receiving written notice of the breach. Genus also has the right to terminate the Genus Agreement immediately upon our bankruptcy or if we fail to initiate a Phase 1 clinical trial for a Genus licensed product within 20 months after approval of an IND submitted for such Genus licensed product.

License Agreement with HMGU

On May 20, 2016, we entered into a patent license agreement, or the HMGU License Agreement, with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, or HMGU, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1 and our other planned allogeneic programs.

Pursuant to the HMGU License Agreement, we paid HMGU an upfront fee of $11,506, equal to €10,000 on the date of payment. We are required to pay HMGU annual maintenance fees credited against royalties due for the same year. We are also required to pay HMGU up to an aggregate of €1.7 million upon the first achievement of certain clinical and regulatory milestones for the first licensed product where Clo051 is part of the therapeutic agent and up to an aggregate of €0.9 million upon the first of certain clinical and regulatory milestones for the first licensed product where Clo051 is not part of the therapeutic agent. We are obligated to pay, on a licensed product-by-licensed product or licensed service-by-licensed service and country-by-country basis, royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on whether the licensed products are therapeutics or the licensed services are for therapeutic use and whether Clo051 is part of the therapeutic agent or used to generate the therapeutic agent. We currently use Clo051 as part of our gene engineering technology to generate our product candidates.

The HMGU License Agreement will terminate on the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis. We also have the right to terminate the HMGU License Agreement upon giving written notice within 3 months prior to the end of a calendar year. Either party may terminate the HMGU License Agreement upon a material breach by the other party that is not cured within six weeks after receiving written notice of the breach. The HMGU License Agreement terminates automatically if we become bankrupt.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each treatment site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies, and the sponsor of an approved BLA is also subject to an annual program fee.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more treatment sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. While we currently intend to seek accelerated approval of P-BCMA-101 following the completion of our planned Phase 2 clinical trial, it is possible that at the time of a BLA submission, P-BCMA-101 would not be eligible for accelerated approval or the FDA could determine that accelerated approval is not warranted. In particular, because the FDA has already approved therapies for multiple myeloma, and because additional drugs may be approved for multiple myeloma while we are developing P-BCMA-101, it is difficult to predict whether accelerated approval will be possible for P-BCMA-101 at the time we expect to submit a BLA. The FDA has indicated that if data from our planned Phase 2 clinical trial do not provide evidence sufficient for accelerated approval, that additional clinical testing would be required to support approval, with a preference for us to conduct a randomized controlled trial or trials.

In 2017, FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation is intended to fulfill the 21st Century Cures Act requirement that FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General and the Health Resources and Service Administration), the Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers and purchasers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices, including our arrangements with physicians, may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.

The federal false claims and civil monetary penalty laws, including the FCA, which can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, and independent contractors, or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates, as well as their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance.

Third-party payors decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, we cannot be sure that the level of reimbursement will be adequate. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Limited coverage and less than adequate reimbursement may reduce the demand for, or the price of, any product for which we obtain regulatory approval.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Additionally, in the United States there is no uniform policy among third-party payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Certain of our products, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer
•	price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting on January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	expansion of healthcare fraud and abuse laws, including the FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	a licensure framework for follow on biologic products.

There have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted which repeals, effective January 1, 2019, the tax penalty for an individual’s failure to maintain ACA-mandated health insurance, commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through

2030 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2020, we had 206 employees, 110 of whom hold advanced degrees, including 54 with a Ph.D. and/or M.D. degree. Of these employees, 168 were engaged in research and development activities and 38 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Human Capital Resources

We have grown to a team of 206 employees as of December 31, 2020, all of whom were employed in the United States. Our highly qualified and experienced team which includes scientists, physicians and professionals across research, clinical, manufacturing, regulatory, and general & administrative functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2020, we added over 80 new employees to our team.

We expect to continue to add additional employees in 2021 with a focus on expanding our expertise and capabilities in clinical and preclinical research and development, including an expansion of our internal manufacturing capacity. Our culture is driven by innovation, nimbleness and passion for the work that we do, the people we work with and the patients we serve. As we grow, we continually evaluate our business needs and opportunities and balance hiring top talent internally and leveraging external expertise. Currently, we remain reliant on third-party contract manufacturers and clinical research organizations for our clinical programs.

Corporate Information

We were incorporated in Delaware in December 2014. Our principal executive offices are located at 9390 Towne Centre Drive, Suite 200, San Diego, California 92121, and our telephone number is (858) 779-3100. Our corporate website address is www.poseida.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this report is an inactive textual reference only.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, in July 2020, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been subject to the reporting requirements of the Exchange Act for twelve calendar months and the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Forward-Looking Statements.”

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

•	The COVID-19 pandemic continues to adversely impact our business, including our clinical trials, supply chain and business development activities.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2020 and 2019 our net losses were $129.8 million and $86.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $281.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2020, we had $309.2 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could exhaust our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	scope, progress and results of our ongoing and planned preclinical studies and clinical trials for our product candidates;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	timing of licensing payments we may be required to make based on the development of our product candidates;
•	the number, and development requirements of other product candidates that we may pursue;
•	the timing and outcome of regulatory review of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approval;
•	our decisions to initiate additional clinical trials, not to initiate any clinical trial or to terminate an existing clinical trial;
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

Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

We may encounter substantial delays in our clinical trials.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for P-BCMA-ALLO1 or P-MUC1C-ALLO1, our dual CAR product candidates or our liver directed gene therapy candidates until we complete certain preclinical development and submit and receive authorization to proceed under INDs. In addition, we initiated a Phase 2 clinical trial for P-BCMA-101 while our Phase 1 clinical trial continues, and we cannot predict whether results observed in the ongoing Phase 1 clinical trial, including from new dosing levels, strategies or schedules or manufacturing changes, will delay the completion of the Phase 2 clinical trial. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we have resumed the trial, the clinical hold will delay the ultimate completion of the trial and we cannot guarantee that after resuming the trial, we will not observe additional patient deaths or encounter other events that cause the P-PSMA-101 trial be suspended or terminated. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own, with some sites pausing enrollment and we have experienced a delay in manufacturing at times due to potential exposure. These impacts have caused us to reevaluate the expected timing of clinical milestones and we have and continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or competing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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
•

suspensions or terminations by us, the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, for such trial or by regulatory authorities due to a number of factors, including those described above;

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

In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop alternative technologies, any failures of such technologies could adversely impact our programs. For example, some studies have suggested that gene editing using the CRISPR-Cas9 method may increase the risk that the edited cells themselves become cancerous. Regardless of our belief that our non-viral Cas-CLOVER approach to gene editing may avoid some of the issues identified in these studies, it is possible that our approach will be associated with similar risks or that issues encountered with other gene editing techniques will create a negative perception of or increase scrutiny for our technologies and product candidates.

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

To date, we have only tested P-BCMA-101 in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. In our ongoing Phase 1 clinical trial of P-BCMA-101, as of the data cutoff of November 16, 2020, the rate of CRS remained low at approximately 20%, with none being ≥ Grade 3. There were also two patients reported to have neurotoxicity related to P-BCMA-101, one case (confusion) observed in a patient with mental status changes before administration of P-BCMA-101 and another case (aphasia) was reported in a patient in conjunction with pneumonia and sepsis, and no deaths related to P-BCMA-101. Overall other common treatment emergent adverse events and SAEs have included cytopenias, infections and constitutional symptoms, which are mostly consistent with conditioning lymphodepletion therapy and the underlying disease and not generally believed by us to be related to CAR-T therapies like P-BCMA-101. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

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

An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

We or the third parties on which we rely for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, may not be able to establish or maintain supply of our product candidates that is of satisfactory quality and quantity.

We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of certain of our product candidates for preclinical and clinical testing and may continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We have a pilot manufacturing facility which we expect to be used to develop and manufacture preclinical and clinical material for future clinical trials for certain product candidates. We expect to use the facility initially for the GMP manufacturing of P-MUC1C-ALLO1 program. We may encounter delays, quality or other issues if and when we begin to use our pilot manufacturing facility for clinical supply. Even after the pilot manufacturing facility is validated and qualified, we expect that we will continue to rely on third parties for various manufacturing needs. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.

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

Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.

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

In March 2020, the World Health Organization made the assessment that a novel strain of coronavirus, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19 had become a global pandemic. In March 2020, the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread and ameliorate the impact of the disease, including limiting non-essential gatherings of people and non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions) and have also implemented multi-step policies with the goal of re-opening such states and municipalities. As a result of these actions and in an effort to ensure the safety of employees during the pandemic, a majority of our employees are at least partially currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 continues to negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

As COVID-19 continues to spread, we expect to experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our clinical trials have been, and we expect will continue to be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have slowed down or stopped further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Furthermore, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases could cause validation and qualification of our pilot manufacturing facility to be delayed significantly. In addition, even though the pilot manufacturing facility is operational, such government orders could prevent us from operating the facility as intended. These events could delay our ability to manufacture clinical-scale materials for certain of our product candidates and otherwise delay the development of certain of our product candidates.

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

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates, such as the patient death that occurred in our Phase 1 P-PSMA-101 trial. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Other than for Dr. Ostertag, our Chief Executive Officer, we do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had 206 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Astellas Pharma, Inc., Autolus Ltd., Bellicum Pharmaceuticals Inc., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda Inc. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters.

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

As of December 31, 2020, we had $23.3 million of U.S. federal NOLs that will begin to expire in 2032, and $205.2 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2020, we also had aggregate U.S. federal orphan drug credits and research and development, or R&D, credits of approximately $17.7 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace and replace certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, including the BBA and the CARES Act, will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

We are subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our current and future arrangements with clinical investigators, third-party payors, healthcare provider and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we research, market, sell and distribute our products. The laws that may affect our ability to operate include, but are not limited to:

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

•

the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and certain physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Risks Related to Our Common Stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance and you could lose all or part of your investment.

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

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;
•	the level of expenses related to future product candidates or clinical development programs;
•	our failure to achieve product development goals in the timeframe we announce;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float;
•	the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•	any other factors discussed in this Annual Report on Form 10-K.

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From July 10, 2020 through March 5, 2021, the closing price of our common stock has ranged between $7.63 and $17.62 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 5, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 69% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Chief Executive Officer, a member of our board of directors and the beneficial owner of approximately 16% of our voting stock as of March 5, 2021, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

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

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

We previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses related to a lack of a sufficient complement of accounting resources, which led to our inability to maintain segregation of duties between the creation and posting of journal entries and review of account reconciliations. While these material weaknesses did not result in a misstatement to our consolidated financial statements, these material weaknesses could have resulted in a misstatement of our accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

As discussed in Part II, Item 9A of this Report, we concluded that the material weaknesses previously identified were remediated as of December 31, 2020.

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

General Risk Factors

We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and various requirements the Nasdaq Global Select Market have imposed on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the completion of our IPO. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate that we will annually incur approximately $3.0 million to $4.0 million in additional expenses to comply with the requirements imposed on us as a public company.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. If we violate HIPAA, we may be subject to significant civil penalties. Additionally, depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy has been and may continue to be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2020 Equity Incentive Plan, or the 2020 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2030, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors, officers and employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 83,000 square feet of manufacturing, office and laboratory space in San Diego, California under a lease that expires on December 31, 2029, which includes a pilot manufacturing facility adjacent to our office and lab space. We believe our existing leased space is sufficient to meet our facilities needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market on July 10, 2020 and trades under the symbol “PSTX.” Prior to July 10, 2020, there was no public market for our common stock.

Holders of Record

As of March 5, 2021, there were approximately 128 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. In addition, our loan agreement with Oxford governing our indebtedness contains restrictions on our ability to declare and pay cash dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Recent Sales of Unregistered Securities

From January 1, 2020 through July 8, 2020, which is the day before we priced our IPO, we granted to our directors, employees, and consultants options to purchase 447,071 shares of common stock under our 2015 Equity Incentive Plan, as amended, or the 2015 Plan, with a weighted-average per share exercise price of $12.25. Of such options, none were exercised as of December 31, 2020. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

In June 2020, we sold an aggregate of 10,018,300 shares of our Series D preferred stock and received gross proceeds of approximately $109.5 million. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and short-term investments, primarily bank money market accounts. Through March 5, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” in this Annual Report on Form 10-K.  You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company dedicated to utilizing our proprietary gene engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platform, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-Specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our wholly-owned portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

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

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing gene engineering technologies since 2003. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing, developing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity. Since our inception, we have raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from the California Institute of Regenerative Medicine, or CIRM.  On July 14, 2020, we completed our IPO pursuant to which we issued and sold 14,000,000 shares of common stock for gross proceeds of $224.0 million. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $309.2 million. Since our inception, we have incurred significant operating losses and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $129.8 million and $86.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $281.9 million.

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

License Agreements

Below is a summary of the key terms for certain of our license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—License Agreements” and Note 10 to our annual consolidated financial statements.

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

Pursuant to the Janssen Agreement, we paid Janssen an upfront fee of $0.2 million. As of December 31, 2020, we have paid approximately $3.3 million in milestone development fees relating to P-BCMA-101 and approximately $0.7 million in milestone development fees relating to P-PSMA-101. We are required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on if there is a valid claim present within the licensed patent rights covering the licensed product in the applicable country in which the net sales occur. The royalty rates are subject to reduction upon certain events.

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

CIRM Grant Funding

In December 2017, we were granted an award in the amount of $19.8 million from CIRM to support our clinical trial for P-BCMA-101. The terms of the award include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the agreement, we will record proceeds as a liability when received. As of December 31, 2020, proceeds received from the grant totaled $19.7 million. We may receive up to $0.1 million in future milestone payments.

In September 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101. As of December 31, 2020, all $4.0 million had been received and no additional future payments were remaining.

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

Increase (Decrease) in Contingent Consideration

In connection with our acquisition of Vindico in October 2016, we agreed to pay additional consideration based on the achievement of a certain developmental milestone using the acquired technology. The additional purchase consideration was payable in shares of our common stock. The number of shares of common stock issuable and the associated fair value could vary depending on (1) the price paid by investors in a qualified equity financing prior to the achievement of the milestone and (2) when and if the milestone is reached. We classified this contingent consideration as a liability on our consolidated balance sheets that was remeasured to fair value at each reporting date, and we recognized changes in the fair value of the contingent consideration liability as a component of operating expenses in our consolidated statements of operations and comprehensive loss. We recognized changes in the fair value of the contingent consideration liability until the milestone was met in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital. For additional detail, see the subsections titled “—Acquisition of Vindico” above.

Other Income (Expense)

Interest Expense

Interest expense consists of (1) interest expense on outstanding borrowings under our loan agreement and (2) amortization of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of (1) interest income and (2) miscellaneous income and expense unrelated to our core operations.

Interest income is comprised of interest earned on our invested cash balances in short-term investments. We expect our interest income to decrease based on available market interest rates.

Miscellaneous income and expense unrelated to our core operations is comprised of changes in fair value of warrant liability. We issued warrants to purchase shares of our Series A-1 preferred stock in connection with our loan agreement in July 2017. We issued additional warrants to purchase shares of our Series B preferred stock in connection with the amendment of our loan agreement in August 2018 and in February 2019. We classified these warrants as a liability on our consolidated balance sheets that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the warrant liability until the warrants qualified for equity classification. Upon the closing of the IPO, the preferred stock warrants became exercisable for common stock instead of preferred stock and the fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital. For additional detail, see the subsection titled “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Warrants to Purchase Preferred Stock” below and Note 5 to our annual consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$103,520	$60,393	$43,127
General and administrative	23,029	18,457	4,572
Increase in contingent consideration	—	6,683	(6,683)
Total operating expenses	126,549	85,533	41,016
Loss from operations	(126,549)	(85,533)	(41,016)
Other income (expense):
Interest expense	(3,506)	(3,553)	47
Other income, net	280	2,559	(2,279)
Net loss before income tax	(129,775)	(86,527)	(43,248)
Income tax benefit	—	—	—
Net loss	$(129,775)	$(86,527)	$(43,248)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
External costs:
Clinical stage programs(1)	$41,085	$27,441	$13,644
Preclinical stage programs and other unallocated expenses	24,386	14,819	9,567
Internal costs:	—	—	—
Personnel	30,891	15,417	15,474
Facilities and other	7,158	2,716	4,442
Total research and development expenses	$103,520	$60,393	$43,127

(1)	Clinical stage programs include costs related to P-BCMA-101 for the year ending December 31, 2019 and costs related to P-BCMA-101 and P-PSMA-101 for the year ending December 31, 2020.

Research and development expenses were $103.5 million for the year ended December 31, 2020, compared to $60.4 million for the year ended December 31, 2019. The increase in research and development expenses of $43.1 million was primarily due to increases in the following: $15.5 million of personnel expenses related to increased headcount, $13.6 million of external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trial and initiation of the Phase 1 P-PSMA-101 trial, $9.6 million of external costs related to our preclinical programs, and $4.4 million of internal costs related to facilities and other expenses.

General and Administrative Expenses

General and administrative expenses were $23.0 million for the year ended December 31, 2020, compared to $18.5 million for the year ended December 31, 2019. The increase in general and administrative expenses of $4.5 million was primarily due to an increase of $5.9 million of personnel expenses related to increased headcount and an decrease of $1.4 million of professional fees, largely due to the financing costs expensed in 2019 related to the IPO work completed prior to closing a private round of financing, offset by higher costs incurred in 2020 related to being a public company.

Increase in Contingent Consideration

Our contingent consideration liability relates to the Vindico acquisition, in which we had a contingent obligation to issue shares of our common stock to former Vindico shareholders upon achievement of a proof of concept preclinical milestone. Increase in contingent consideration was $0 for the year ended December 31, 2020, compared to $6.7 million for the year ended December 31, 2019. In the 2019 period, we recorded an increase in our contingent consideration liability resulting from the successful completion of the milestone in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital.

Interest Expense

Interest expense was $3.5 million for the year ended December 31, 2020, compared to $3.6 million for the year ended December 31, 2019. Interest expense consisted of interest on the outstanding principal under our loan and security agreement, which was consistent during the respective periods.

Other Income, Net

Other income was $0.3 million for the year ended December 31, 2020, compared to other income of $2.6 million for the year ended December 31, 2019. This decrease in other income of $2.3 million was primarily due to $0.7 million of interest income partially offset by a $0.4 million increase in warrant liability during the year ended December 31, 2020, compared to $2.0 million of interest income and a $0.5 million decrease of warrant liability during the year ended December 31, 2019. The decrease in interest income was driven by a decrease in available interest rates for investments.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing gene engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses. Our net losses were $129.8 million and $86.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $281.9 million. Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our IPO, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. We expect that our cash, cash equivalents and marketable securities as of December 31, 2020 of $309.2 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. In the long term we will need additional financing to support our continuing operations and pursue our growth strategy.

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

In February 2019, we drew the remaining available balance under the 2018 Loan Agreement, or Term B loan, in the amount of $10.0 million. The Term A loan and Term B loan (together “Term Loans”) bear interest at a floating per annum rate equal to (1) 6.94% plus (2) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 2.00%. As of December 31, 2020, the interest rate applicable to our Term Loans borrowing was 8.9%.

We will be required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (1) the maturity date, (2) acceleration of any Term Loan or (3) the prepayment of the Term Loans.

In June 2020, we entered into a fourth amendment to the 2018 Loan Agreement with Oxford to extend the interest-only payment period and maturity date. All outstanding Term Loans will now mature on June 1, 2024 and will have interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest. In addition, in conjunction with the entry into the fourth amendment, we paid Oxford a facility fee of $0.3 million. Our obligations under the 2018 Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2018 Loan Agreement. While any amounts are outstanding under the 2018 Loan Agreement, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. In July 2017, the U.K.’s Financial Conduct Authority, which regulates the London Interbank Offered Rate, or LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with the transition from LIBOR to a new benchmark rate.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash used in operating activities	$(113,328)	$(64,518)
Cash used in investing activities	(204,431)	(42,464)
Cash provided by financing activities	313,941	164,371
Net increase (decrease) in cash and cash equivalents	$(3,818)	$57,389

During the year ended December 31, 2020, operating activities used $113.3 million of cash, primarily resulting from our net loss of $129.8 million, offset by non-cash expenses of $10.8 million, and net cash provided by changes in our operating assets and liabilities of $5.6 million. Non-cash charges consisted primarily of $7.2 million in stock-based compensation, $2.6 million in depreciation expense, $0.8 million of accretion of discount on issued term debt, and $0.4 million from change in fair value of the preferred stock warrant liability offset by $0.2 million in accretion of investment discount, net. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $10.3 million increase in accrued liabilities and a $3.1 million decrease in operating lease right-of-use assets offset by a $4.2 million decrease in accounts payable, a $3.3 million increase in prepaid expenses and other current assets, a $0.2 million increase in other long-term assets, and a $0.1 million decrease in operating lease liabilities.

During the year ended 2019, operating activities used $64.5 million of cash, primarily resulting from our net loss of $86.5 million, offset in part by non-cash charges of $12.6 million. Non-cash charges consisted primarily of a $6.7 million increase in contingent consideration, $3.1 million of stock-based compensation and $1.2 million of depreciation and amortization. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $8.7 million increase in accounts payable and accrued liabilities.

Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $204.4 million, consisting of purchases of short-term investments of $295.0 million and purchases of property and equipment of $16.9 million, offset by proceeds from maturities of short-term investments of $107.5 million. The purchase of short-term investments reflects the use of a higher cash balance from the proceeds of the IPO and Series D redeemable convertible preferred stock financing.

During the year ended December 31, 2019, net cash used in investing activities was $42.5 million, primarily due to the purchase of $71.3 million of short-term investments and $5.2 million of property and equipment purchases, offset in part by $34.0 million of proceeds from the maturities of available-for-sale short-term investments. The purchase of short-term investments reflects the use of a higher cash balance from the proceeds of the Series C redeemable convertible preferred stock financing.

The timing of purchase and sales of our short-term investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the year ended December 31, 2020, net cash provided by financings activities was $313.9 million, consisting primarily of $205.7 million in net proceeds from the IPO, $104.1 million in net proceeds from the sale of preferred stock and $4.2 million in grant payments from CIRM.

During the year ended December 31, 2019, net cash provided by financings activities was $164.4 million, consisting primarily of $149.7 million in net proceeds from the sale of preferred stock, $9.9 million of net proceeds from borrowings under our 2018 Loan Agreement and $4.6 million in grant payments from CIRM.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments	$42,469	$3,938	$13,393	$9,612	$15,526
Debt obligations	38,481	2,719	35,762	-	-
Total	$80,950	$6,657	$49,155	$9,612	$15,526

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

We have also entered into a several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. We have not included future payments under this agreement in the table above since the payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—License Agreements” above.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

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

•	Fair value of common stock—Determined based on the quoted market price of our common stock
•

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected volatility—Since we were a privately held company until July 2020 and do not have significant trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

As of December 31, 2020, the unrecognized stock-based compensation expense related to employee stock options was $23.0 million and is expected to be recognized as expense over a weighted-average period of approximately 3.0 years. The intrinsic value of all outstanding stock options as of December 31, 2020 was approximately $10.0 million, of which approximately $8.2 million related to vested options and approximately $1.8 million related to unvested options.

Valuation of Warrants to Purchase Preferred Stock

Prior to the IPO, we classified warrants to purchase shares of our Series A-1 preferred stock and Series B preferred stock as a liability on our consolidated balance sheets as these warrants are free-standing financial instruments that may have required us to transfer assets upon exercise. The warrants were initially recorded at fair value on the date of grant, and they were subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrants were recognized as a component of other income (expense) in our consolidated statements of operations and comprehensive loss.

We utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Similar to the fair value measurement of our common stock prior to IPO, estimates and assumptions impacting the fair value measurement of our preferred stock warrants included the fair value per share of the underlying Series A-1 preferred stock and Series B preferred stock, the remaining contractual term of the warrants, the expected volatility of the price of the underlying preferred stock, the risk-free interest rate and the expected dividend yield. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants was the fair value of our preferred stock as of each remeasurement date. We determined the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our preferred stock as well as additional factors that we deemed relevant (including the various factors analyzed to determine the fair value of our common stock described in the subsection titled “—Determination of Fair Value of Common Stock” above).

Upon the closing of the IPO, the preferred stock warrants became exercisable for common stock instead of preferred stock and the fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital. See Note 5 to our annual consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $309.2 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of December 31, 2020, we had $30.0 million of borrowings outstanding under the 2018 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. LIBOR is currently scheduled to be phased out on June 30, 2023. Before LIBOR is phased out, we may need to renegotiate the Term Loans to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loans. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Remediation of Previously Identified Material Weaknesses

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

In order to remediate these material weaknesses, actions were taken to strengthen our controls, including the hiring of additional internal accounting resources and the engagement of additional third-party resources. During the quarter ending September 30, 2020, we updated access controls to remove the ability to both create and post journal entries. We also evaluated the design of all processes to ensure with the expansion of the accounting team, appropriate segregation of duties exist for all key controls and appropriate review of account reconciliations were performed. Based on the actions taken, as well as the testing and evaluation of the design and operating effectiveness of these controls, we concluded that the material weaknesses previously identified were remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of the code of business conduct and ethics is available on the Corporate Governance section of our website at www.poseida.com. We intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following financial statements and financial statement schedules as part of this Annual Report:

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poseida Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poseida Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 11, 2021

We have served as the Company's auditor since 2015.

Poseida Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,966	$87,784
Short-term investments	225,186	37,534
Prepaid expenses and other current assets	4,844	1,861
Total current assets	313,996	127,179
Property and equipment, net	23,336	10,858
Operating lease right-of-use assets	24,986	—
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	3,618	3,411
Total assets	$371,484	$146,996
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$763	$4,929
Accrued and other liabilities	24,454	13,926
Operating lease liabilities, current	4,808	—
Term debt - short-term	—	3,000
Total current liabilities	30,025	21,855
Term debt - long-term	29,133	26,140
Deferred CIRM grant liability	23,755	19,592
Warrant liability	—	1,271
Deferred tax liability	55	55
Operating lease liabilities, non-current	25,374	—
Other long-term liabilities	1,174	5,421
Total liabilities	109,516	74,334
Commitments and contingencies (Note 10)
Convertible preferred stock (Series A, A-1, B, C and D), $0.0001 par value: 0 and 33,085,827 shares authorized at December 31, 2020 and December 31, 2019, respectively; 0 and 32,934,785 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	222,173
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 250,000,000 and 57,013,463 shares authorized at December 31, 2020 and December 31, 2019, respectively; 61,860,897 and 13,196,419 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6	2
Additional paid-in capital	543,842	2,689
Accumulated other comprehensive income	5	19
Accumulated deficit	(281,885)	(152,221)
Total stockholders’ equity (deficit)	261,968	(149,511)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$371,484	$146,996

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$103,520	$60,393
General and administrative	23,029	18,457
Increase in contingent consideration (inclusive of related party amounts of $0 and $2,739, respectively)	—	6,683
Total operating expenses	126,549	85,533
Loss from operations	(126,549)	(85,533)
Other income (expense):
Interest expense	(3,506)	(3,553)
Other income, net	280	2,559
Net loss before income tax	(129,775)	(86,527)
Income tax benefit	—	—
Net loss	$(129,775)	$(86,527)
Other comprehensive income (expense):
Other comprehensive income (loss) (net of tax expense of $0 for each of the periods ending December 31, 2020 and 2019)	$(14)	$19
Total other comprehensive income (loss)	$(14)	$19
Comprehensive loss	$(129,789)	$(86,508)
Net loss per share attributable to common stockholders, basic and diluted	$(3.61)	$(6.86)
Weighted-average shares of common stock, basic and diluted	35,996,901	12,618,413

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2019	18,200,011	$72,460	12,275,579	$2	$(11,026)	$—	$(65,694)	$(76,718)
Net loss	—	—	—	—	—	—	(86,527)	(86,527)
Issuance of common stock under employee stock compensation plans	—	—	54,715	—	69	—	—	69
Issuance of common stock for acquisition of Vindico	—	—	866,125	—	10,596	—	—	10,596
Issuance of Series C preferred stock for cash, net of issuance costs $287	14,734,774	149,713	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,050	—	—	3,050
Unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Balance at December 31, 2019	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Net loss	—	—	—	—	—	—	(129,775)	(129,775)
Transition adjustment from adoption of ASC 842 (Note 2)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	219,370	—	224	—	—	224
Issuance of Series D preferred stock for cash, net of issuance costs $5,359	10,018,300	104,140	—	—	—	—	—	—
Issuance of common stock for conversion of preferred stock in closing of IPO	(42,953,085)	(326,313)	34,445,108	3	326,309	—	—	326,312
Issuance of common stock from initial public offering, net of issuance costs of $18,018	—	—	14,000,000	1	205,742	—	—	205,743
Stock-based compensation expense	—	—	—	—	7,220	—	—	7,220
Reclassification of Series A-1 and Series B warrants	—	—	—	—	1,658	—	—	1,658
Unrealized gain on marketable securities	—	—	—		—	(14)	—	(14)
Balance at December 31, 2020	—	$—	61,860,897	$6	$543,842	$5	$(281,885)	$261,968

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(129,775)	$(86,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,586	1,193
Loss on disposal of assets	—	448
Stock-based compensation	7,220	3,050
Change in fair value of contingent liabilities	—	6,679
Change in fair value of warrant liability	387	(519)
Accretion of discount on issued term debt	805	853
Accretion of investment discount, net	(174)	(128)
Imputed rent expense	—	111
Write off of deferred financing costs	—	855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,296)	726
Operating lease right-of-use assets	3,108	—
Other long-term assets	(207)	(1,676)
Accounts payable	(4,171)	1,530
Accrued liabilities	10,320	7,132
Operating lease liabilities	(131)	—
Other long-term liabilities	—	1,755
Net cash used in operating activities	(113,328)	(64,518)
INVESTING ACTIVITIES
Purchases of property and equipment	(16,908)	(5,156)
Purchases of short-term investments	(295,023)	(71,308)
Proceeds from maturities of short-term investments	107,500	34,000
Net cash used in investing activities	(204,431)	(42,464)
FINANCING ACTIVITIES
Net proceeds from stock option exercises	223	69
Issuance of Series C financing, net of issuance costs	—	149,713
Issuance of Series D financing, net of issuance costs	104,141	—
Proceeds from initial public offering, net of issuance costs	205,743	—
Net proceeds from CIRM	4,163	4,642
Proceeds from term debt	—	10,000
Payment of debt issuance costs	(329)	(53)
Net cash provided by financing activities	313,941	164,371
Net increase (decrease) in cash and cash equivalents	(3,818)	57,389
Cash and cash equivalents at beginning of period	87,784	30,395
Cash and cash equivalents at end of period	$83,966	$87,784
Non-cash investing and financing activities:
Issuance of common stock for acquisition	$—	$10,596
Purchases of property and equipment included in accounts payable and accrued liabilities	$211	$1,887
Tenant improvement receivable from landlord	$137	$421
Construction financing liability	$—	$2,166
Right-of-use assets and lease liabilities	$5,346	$—
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$326,313	$—
Supplemental disclosure of cash flow information:
Interest paid	$3,027	$2,631

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

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

Reverse Stock Split

These consolidated financial statements reflect a 1-for-1.247 reverse stock split of the Company’s common stock, which became effective on July 2, 2020. All share and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the reverse stock split.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. The Company has incurred net losses for the years ended December 31, 2020 and 2019 of $129.8 million and $86.5 million, respectively, and negative cash flows from operations for these same periods of $113.3 million and $64.5 million, respectively. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2020, the Company had an accumulated deficit of $281.9 million.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2020 of $309.2 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In the long term the Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Preparation and Consolidation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Poseida Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Note 2. Summary of Significant Accounting Policies

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

Segment Information

The Company’s sole operations consist of developing therapeutics for patients with high unmet medical need. Accordingly, the Company has determined that it operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Company’s chief operating decision maker, who is its Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. All of the Company’s tangible assets are held in the United States.

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

Operating leases where the Company is the lessee are included in lease receivables, operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-current on its consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Lease receivables, included within prepaid and other currents assets within the consolidated balance sheets, are comprised of the expected tenant improvement reimbursement from the landlord and the rent abatement period to be recognized over the following twelve months.

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

Risk and Uncertainties

In March 2020, the World Health Organization made the assessment that a novel strain of coronavirus, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19 had become a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company’s business, some of which the Company has already experienced, include, but are not limited to, temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments, preclinical studies, clinical trials, third-party manufacturing supply and other operations, the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, the Company expensed $1.8 million of costs, within general and administrative expenses, previously capitalized and associated with the Company’s abandoned efforts to complete an IPO in early 2019. Deferred offering costs of $18.3 million, incurred in connection with the Company’s July 2020 IPO, were net against the gross proceeds on the statement of stockholders’ equity (deficit) as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Deposits held at these institutions may exceed the amount of insurance provided on such deposits.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with financial institutions and marketable securities. Cash equivalents are reported at fair value. The Company utilizes a credit card that requires a cash collateral account to secure its outstanding balance. While cash in this account is not legally restricted, the availability of future credit is dependent upon maintenance of a compensating balance sufficient to cover outstanding balances. The balance held in this account as of both December 31, 2020 and 2019 was $0.2 million. Amounts outstanding on the credit card and recorded as accounts payable were $0.1 million and zero as of December 31, 2020 and 2019, respectively.

Short-Term Investments

Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments on the balance sheet and consist primarily of U.S. Treasury and government agency obligations. As our entire investment portfolio is considered available for use in current operations, the Company classifies all investment as available-for-sale and as current assets. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Other Receivables, Net

Other receivables is recorded at the invoiced amount and is non-interest bearing. Other receivables, net consists of reimbursements from the Company’s landlord for ongoing construction and is included within other current assets.

Goodwill and Other Intangible Assets

Intangible assets were acquired as part of a business combination and have been capitalized at their acquisition date fair value. Indefinite-lived in process research and development (“IPR&D”) is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and it determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge would be recognized for the difference between the fair value and the carrying amount. There was no impairment of IPR&D for the years ended December 31, 2020 and 2019.

The Company additionally tests its goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset or asset group over the estimated asset’s fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse results from developmental work, adverse changes in applicable laws or regulations and a variety of other circumstances. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2020 and 2019.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method, based on their estimated useful lives as follows:

Asset Classification	Estimated Useful Life (years)
Lab equipment	5
Leasehold improvements	Lesser of useful life or lease-term
Computer equipment and software	3
Furniture and fixtures	7

Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Company’s consolidated balance sheet and any resulting gain or loss is reflected in the Company’s consolidated statement of operations and comprehensive loss.

Property and equipment are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

Research and Development

Research and development expense consists of labor, material, equipment, and allocated facilities costs of the Company’s scientific staff who are working on research and development projects. Research and development costs are charged to operations as incurred.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses or other long-term assets. The advanced payments are expensed as the related goods are delivered or the services are performed.

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research and development and manufacturing agreements. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated costs incurred to date. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The Company currently uses the Black-Scholes valuation model to estimate the grant date fair value of their share-based payments. The model requires the Company to make a number of assumptions including expected volatility, risk-free interest rate, expected term and expected dividend. Stock-based compensation expense is recognized straight-line over the term of the option grant. All option grants require continued service to continue vesting. Forfeitures are recognized as they occur.

The Company recognizes the fair value of stock options granted to non-employees as stock-based compensation expense over the period in which the related services are received. Stock-based compensation expense related to stock options granted to non-employees is recognized based on the grant date fair value of awards as the stock options are earned. The Company believes that the estimated fair value of stock options is more readily measurable than the fair value of the services rendered.

Contingent Consideration

In connection with the Company’s acquisition of Vindico in October 2016, the Company agreed to pay additional consideration based on the achievement of a certain developmental milestone using the acquired technology. The additional purchase consideration was payable in shares of its common stock. The number of shares of common stock issuable and the associated fair value could vary depending on (1) the price paid by investors in a qualified equity financing prior to the achievement of the milestone and (2) when and if the milestone was reached. Prior to the milestone being met, the Company classified this contingent consideration as a liability on its consolidated balance sheet that was remeasured to fair value at each reporting date, and recognized changes in the fair value of the contingent consideration liability as a component of operating expenses in its consolidated statements of operation and comprehensive loss. The Company recognized changes in the fair value of the contingent consideration liability until the milestone was met in July 2019. Upon issuance of the common stock related to the milestone in July 2019, the liability was reclassified to stockholder’s deficit, within additional paid-in capital.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities.

Net Income (Loss) Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive due to the net loss position of all periods presented.

Income Taxes

Deferred tax assets/liabilities are determined based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as net operating losses and credit carry forwards applied by the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for the Company beginning January 1, 2021. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation.

Note 3. Composition of Certain Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of (in thousands):

	December 31,
	2020	2019
Landlord reimbursement	$137	$421
Rent	217	259
Insurance	2,226	204
Contract research services	651	543
Other	1,613	434
Total prepaid expenses and other current assets	$4,844	$1,861

Property and equipment, net

Property and equipment, net consist of the following as of (in thousands):

	December 31,
	2020	2019
Lab equipment	$11,420	$6,957
Leasehold improvements	13,826	165
Computer equipment and software	1,381	456
Furniture and fixtures	928	560
Construction in progress	376	4,729
Total property and equipment	27,931	12,867
Less: Accumulated depreciation and amortization	(4,595)	(2,009)
Total property and equipment, net	$23,336	$10,858

Depreciation expense associated with property and equipment was $2.6 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

Goodwill and other intangible assets, net

Goodwill and other intangible assets, net consist of the following as of (in thousands):

	December 31,
	2020	2019
Goodwill	$4,228	$4,228
Indefinite lived intangible assets:
IPR&D	$1,320	$1,320
Total intangible assets, net	$1,320	$1,320

There were no impairments of goodwill for the years ended December 31, 2020 and 2019.

Accrued and other liabilities

Accrued and other liabilities consisted of the following as of (in thousands):

	December 31,
	2020	2019
Contract research services	$15,822	$7,993
Payroll and related expense	6,793	3,283
Lease cancellation fee	—	979
Other	1,839	1,671
Total accrued and other liabilities	$24,454	$13,926

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2020 and 2019 (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2020:
Money market fund	$70,713	$—	$—	$70,713
U.S. government agency securities and treasuries	225,181	5	—	225,186
Total	$295,894	$5	$—	$295,899
At December 31, 2019:
Money market fund	$63,744	$—	$—	$63,744
U.S. government agency securities and treasuries	42,503	19	—	42,522
Total	$106,247	$19	$—	$106,266

No available-for-sale debt securities held as of December 31, 2020 and 2019 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2020, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

Note 5. Fair Value Measurement

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

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Level 1	Level 2	Level 3
At December 31, 2020:
Assets
Cash equivalents	$70,713	$—	$—
Short-term investments	225,186	—	—
Total assets	$295,899	$—	$—
At December 31, 2019:
Assets
Cash equivalents	$68,732	$—	$—
Short-term investments	37,534	—	—
Total assets	$106,266	$—	$—
Liabilities
Warrant liability	$—	$—	$1,271
Total liabilities	$—	$—	$1,271

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

As of December 31, 2019, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A-1 Preferred Stock and Series B Preferred Stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. As of December 31, 2019, the fair value per share of the Series A-1 Preferred Stock was $10.36. As of December 31, 2019, the fair value per share of the Series B Preferred Stock was $10.57. Prior to completing the IPO, the Company was a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company never paid or declared dividends. The change in fair value of warrant liability was a loss of $0.4 million and a gain of $0.5 million, for the years ended December 31, 2020 and 2019, respectively, included with other income (expense) within the consolidated statement of operations and comprehensive loss.

A reconciliation of the Level 3 liabilities is as follows (in thousands):

Fair value of Level 3 liabilities as of December 31, 2019	$1,271
Change in fair value of warrant liability	387
Reclassification of warrants to stockholders' equity (deficit)	(1,658)
Fair value of Level 3 liabilities as of December 31, 2020	$—

There were no transfers into or out of the Level 3 fair value hierarchy for the years ended December 31, 2020 and 2019.

Note 6. California Institute of Regenerative Medicine Awards

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

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of December 31, 2020 with up to an aggregate of $0.1 million in future milestone payments.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of December 31, 2020.

Note 7. Term Debt

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

All outstanding Term Loans will mature on June 1, 2024 (the “Maturity Date”) and have interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest. The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest accrues and (b) 2.0%. The interest rate for Term Loans as of December 31, 2020 was 8.94%. The Company will be required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans.

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

The Company may use the proceeds from the Term Loans solely for working capital and to fund its general business requirements. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than our intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. While any amounts are outstanding under the Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock in excess of $0.3 million, on an annual basis, subject to limited exceptions. As of December 31, 2020, the Company was in compliance with all covenants under the Loan Agreement.

Pursuant to the Original Loan Agreement, on July 25, 2017, the Company issued to Oxford warrants to purchase an aggregate of up to 116,618 shares of the Company’s Series A-1 Preferred Stock (“Series A-1 Warrants”) at an exercise price of $3.43 per share. The warrants were immediately exercisable and will expire ten years from the date of the grant. Upon the closing of the IPO these became exercisable for 93,518 shares of common stock at an exercise price of $4.28 per share.

Pursuant to the Amended Loan Agreement, on August 13, 2018, the Company issued to Oxford warrants to purchase an aggregate of up to 17,212 shares of the Company’s Series B Preferred Stock with an exercise price of $5.81 per share (“August 2018 Series B Warrants”). On February 19, 2019, in conjunction with drawing the remaining $10.0 million in principal, the Company issued to Oxford warrants to purchase an aggregate of up to an additional 17,212 shares of the Company’s Series B Preferred Stock, with an exercise price of $5.81 per share (“February 2019 Series B Warrants”). The August 2018 Series B Warrants and February 2019 Series B Warrants (collectively “Series B Warrants”) were immediately exercisable upon issuance and will expire ten years from the date of the grant. Upon the closing of the IPO these became exercisable for 27,604 shares of common stock at an exercise price of $7.25 per share.

The fair value of the warrants as of the issuance dates was determined to be $0.6 million and was treated as a debt discount and as a preferred stock warrant liability. The debt discount is amortized over the term of the loan to interest expense.

As of December 31, 2020, there was $20.0 million outstanding under the Term A Loan. The Term A Loan was recorded at its initial carrying value of $20.0 million. In connection with the Term A Loan, the debt issuance costs of $1.0 million have been recorded as a debt discount, including the remaining unrecognized discount from the Original Term A Loan, on the Company’s consolidated balance sheets, which are being accreted to interest expense over the life of the Term A Loan. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 11.28%.

As of December 31, 2020, there was $10.0 million outstanding under the Term B Loan. The Term B Loan was recorded at its initial carrying value of $10.0 million. In connection with the Term B Loan, the debt issuance costs of $0.3 million have been recorded as a debt discount, on the Company’s consolidated balance sheets, which are being accreted to interest expense over the life of the Term B Loan. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 11.03%.

Note 8. Equity

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2020:

Stock options issued and outstanding	4,738,607
Authorized for future options and award grants	6,403,481
Authorized for future issuance under Employee Stock Purchase Plan	615,000
Total	11,757,088

Note 9. Stock-Based Compensation

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective as of the pricing of the IPO. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 11,183,476 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remain available for issuance under the 2015 Equity Incentive Plan, as amended (the “2015 Plan”), as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2015 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

As of December 31, 2020, there were 6,403,481 shares available for future option grants or direct issuance under the 2020 Plan. To date, the Company has issued ISOs and NSOs. Shares issued under the 2020 Plan are newly issued shares and there is no intention to repurchase previously issued shares. The exercise price of options granted under the 2020 Plan cannot be less than 100% of the fair value of the common stock. The term and vesting period of each option shall be stated in the underlying agreements. However, the term shall be no more than ten years from the date of grant and the Company’s normal practice is generally a vesting period over four years. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant and issued at 110% of the fair value at the date of grant.

Following is a summary of the Company’s stock option plan activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2020	3,611,030	$8.58	8.65
Options Granted	1,510,762	13.36
Exercised	(219,425)	1.02
Cancelled	(163,760)	11.76
Balance at December 31, 2020	4,738,607	$10.34	8.34	$10,017
Options Vested & Expected to Vest as of December 31, 2020	4,738,607	$10.34	8.34	$10,017
Options Exercisable as of December 31, 2020	1,886,521	$7.56	6.84	$8,226

All stock option shares and exercise prices were adjusted retrospectively for the Company’s reverse stock split, which became effective in July 2020.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $2.4 million and $0.7 million, respectively, determined as of the date of exercise. The Company received $0.2 million and $0.1 million in cash from options exercised during the years ended December 31, 2020 and 2019, respectively.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$3,872	$1,703
General and administrative	3,348	1,347
Total stock-based compensation	$7,220	$3,050

As of December 31, 2020, total unrecognized compensation cost related to stock options was $23.0 million, and the weighted-average period over which this cost is expected to be recognized is approximately 3.0 years.

The weighted-average fair value of options granted during the years ended December 31, 2020 and 2019 was $8.65 and $8.47 per share, respectively. Total fair value of shares vested during the years ended December 31, 2020 and 2019 was $6.9 million and $2.8 million, respectively.

The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.4%-1.4%	1.6%-2.6%
Expected volatility	79-86%	80-87%
Expected term (years)	5.5-6	4-6
Dividend Yield	—	—

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected volatility—The expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Expected dividend—The Company has never paid dividends on its common stock, and has no plans to pay any dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

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

Note 10. Commitments and Contingencies

Operating Leases

As of December 31, 2020, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 83,000 square feet with remaining lease terms of 108 months. The manufacturing and laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 12 months.

In March 2016, the Company entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease commenced on June 30, 2016 and had a 10.5-year initial term. The lease provided for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheet. As a result of outgrowing the office space and lab space and having executed a lease agreement for a larger facility, the Company terminated this lease agreement effective April 30, 2019. As part of the lease termination agreement, the Company committed to pay a $1.5 million cancellation fee to the landlord in three installments over a 1.5-year period. As of December 31, 2019, the Company recorded the lease cancellation fee, gain from the deferred rent write-off, and abandonment of the fixed assets as part of loss from continuing operations. As of December 31, 2020, there were no further obligations related to this lease.

In October 2018, the Company entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029. The lease provided for tenant improvements of $4.2 million and as costs were incurred, the Company performed an analysis to determine treatment based on the type of leasehold improvement. Assets determined to be lessee assets were not material and were recorded on the consolidated balance sheet as an asset with a corresponding liability within the lease liability. As of December 31, 2019, all costs were incurred, and construction was completed.

In October 2019, the Company entered into a lease amendment to expand the existing premises.  The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029.  The lease amendment provided for additional tenant reimbursements of $1.5 million and as costs were incurred, the Company performed additional analysis to determine treatment based on the type of leasehold improvement.  As of December 31, 2020, all costs were incurred, and construction was completed. Both the original lease and amendment provides for rent abatements and scheduled increases in base rent. In connection with the lease and its amendment, the Company made cash security deposits in the amount of $0.3 million, included in other long-term assets in the Company’s consolidated balance sheet.  As of December 31, 2020, the Company held $0.1 million as a receivable within other current assets for amounts to be reimbursed by the landlord.

In July 2019, the Company entered into a lease agreement for a facility in San Diego, California to be retrofitted to Good Manufacturing Practice standards and plans to use the facility for manufacturing in its early-stage clinical trials.  The lease term commenced on June 26, 2020 and will expire on December 31, 2029.  The lease provided for tenant improvements of $2.9 million and as costs were incurred, the Company performed analysis to determine treatment based on the type of leasehold improvement.  As of December 31, 2020, all costs were incurred, and construction was completed. The lease provides for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheet.

On January 1, 2020, on the adoption of ASC 842, the Company recognized initial lease receivables of $2.7 million, ROU lease assets of $22.3 million, which was adjusted for the deferred rent balance of $2.3 million and an initial lease liability of $27.3 million, with respect to the existing leases. The leases in San Diego include an option to extend, which was not recognized as part of the lease liability and ROU lease assets as the Company was not reasonably certain it would exercise the extension right. Under ASC 840, the Company had been the deemed owner under construction of the manufacturing facility. Upon the adoption of ASC 842 the Company derecognized the amounts previously presented on its balance sheet related to its manufacturing facility including construction in progress of $2.1 million within property and equipment, and the construction financing obligation of $2.5 million recorded within other long-term liabilities and $0.3 million of other receivables within prepaid and other current assets as of December 31, 2019. The Company also recorded a cumulative adjustment to the opening balance of accumulated deficit of $0.1 million.

Upon adoption of ASC 842, the Company determined the lease would be accounted for as an operating lease. Further, upon adoption of ASC 842, the Company determined it was the owner of the tenant improvements but did not control the construction project and therefore the fair value of the building was derecognized and costs incurred by the Company related to the tenant improvements of $13.3 million were recorded as leasehold improvements in property and equipment, net on the consolidated balance sheet as of December 31, 2020 and will be depreciated over the remaining lease term.

During the twelve months ended December 31, 2020 and 2019, the Company recognized $6.0 million and $2.5 million, respectively, of operating lease expense. The Company recognized an immaterial amount of variable operating lease expense for the twelve months ended December 31, 2020. During the twelve months ended December 31, 2020, the Company paid $4.8 million in cash payments for its operating leases. As of December 31, 2020, the weighted average remaining lease term for operating leases was 8.7 years. As of December 31, 2020 the weighted-average discount rate for operating leases was and 8.9%.

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$5,225
2022	4,333
2023	4,463
2024	4,597
2025	4,735
Thereafter	20,403
Total lease payments	43,756
Imputed interest	(13,574)
Total lease liability	30,182
Less current portion of lease liability	4,808
Lease liability, net of current portion	$25,374

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

License Agreement with Janssen Biotech Inc.

On August 3, 2015, the Company entered into a license agreement (“Janssen Agreement”) with Janssen pursuant to which the Company obtained exclusive worldwide rights to research, develop, manufacture and commercialize pharmaceutical products comprising autologous CAR-modified T-cells or any CAR-modified natural killer or CAR-modified natural-killer-like cells expressing certain Centyrin molecules or Centyrin CAR molecules for the treatment or prevention of any disease in humans. Pursuant to the Janssen Agreement, the Company paid Janssen an upfront fee of $0.2 million. Based on milestone developments, the Company has paid an additional $4.0 million through December 31, 2020. The Company is required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. The Company is also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on annual net sales.

April 2017 Commercial License Agreement with TeneoBio, Inc.

On April 27, 2017, the Company entered into a commercial license agreement (the “2017 TeneoBio Agreement”) with TeneoBio, Inc. (“TeneoBio”) pursuant to which the Company obtained exclusive worldwide rights to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy chain sequences provided by TeneoBio.

Pursuant to the 2017 TeneoBio Agreement, the Company has paid TeneoBio $0.5 million through the Company’s selection of the antibodies licensed under the 2017 TeneoBio Agreement. The Company is required to pay TeneoBio up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any allogeneic product and up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any autologous product. The Company is also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of any licensed products.

August 2018 Commercial License Agreement with TeneoBio, Inc.

On August 3, 2018, the Company entered into a commercial license agreement (the “2018 TeneoBio Agreement”) with TeneoBio pursuant to which the Company obtained exclusive rights to research, develop and commercialize up to a certain number of targets from TeneoBio. Pursuant to the 2018 TeneoBio Agreement, the Company has paid TeneoBio an upfront fee of $4.0 million. The Company is required to pay TeneoBio up to an aggregate of $31.0 million upon the first achievement of certain clinical and regulatory milestones for each product, none of which have been met. The Company is also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of any licensed products.

October 2019 License Agreement with Genus Oncology, LLC

On October 24, 2019, the Company entered into a license agreement (the “Genus Agreement”) with Genus Oncology, LLC (“Genus”), pursuant to which the Company paid Genus an upfront fee of $1.5 million and Genus granted the Company the option, which is exercisable for an additional $1.5 million fee, to obtain an exclusive worldwide license to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1.

Pursuant to the Genus Agreement, the Company is also required to pay Genus up to an aggregate of $71.0 million upon first achievement of certain clinical, regulatory and sales milestones for any Genus licensed product and companion diagnostics. The Company is also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low to mid-single-digit percentage on net sales of any Genus licensed products and related companion diagnostics.

Legal Contingencies

In the ordinary course of business, the Company may face claims brought by third parties against the Company. The Company does not believe that there is any litigation, asserted or unasserted claim pending that could, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Note 11. Income Taxes

The components of the pretax loss from operations were all attributed to the United States. There was no income tax expense or benefit for the years ended December 31, 2020 and 2019.

The (benefit from) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences as of (in thousands):

	Year Ended December 31,
	2020	2019
Federal statutory rate	$(27,253)	$(18,170)
Adjustments for tax effects of:
State taxes, net	(8,581)	(5,384)
Permanent adjustments	134	(43)
Contingent consideration	—	1,403
Stock-based compensation	956	428
Tax credits	(10,735)	(5,828)
Unrecognized tax benefits	2,445	1,643
Other, net	(27)	55
Change in valuation allowance	43,061	25,896
Total	$—	$—

Significant components of the Company’s deferred tax assets and liabilities consist of the following as of (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Amortization	$1,558	$1,706
Grant income	6,648	5,483
Accrued expenses	1,855	915
Net operating losses	65,058	33,279
Income tax credit carryforwards	15,727	7,101
Lease liabilities	8,388	—
Other, net	982	1,151
Total deferred tax assets	100,216	49,635
Deferred tax liabilities:
Depreciation	(1,877)	(1,295)
Acquired indefinite lived intangibles	(369)	(369)
Right of use assets	(6,934)	—
Other, net	—	—
Total deferred tax liabilities	(9,180)	(1,664)
Valuation allowance	(91,091)	(48,026)
Net deferred tax liability	$(55)	$(55)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. A valuation allowance of $91.1 million has been recorded as of December 31, 2020, as compared to $48.0 million, as of December 31, 2019. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

Deferred tax liabilities associated with indefinite-life intangibles cannot be considered a source of income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. However, as the Company has an indefinite-life asset with an unlimited loss carryforward period within the same jurisdiction, and of appropriate character, the deferred tax liability associated with the indefinite-life intangible constitutes a source of taxable income to support the realization of the deferred tax asset, since both have indefinite reversal or expiration periods.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $23.3 million and $236.4 million, respectively, which begin to expire in 2032 and the Company had federal net operating loss carryforwards that do not expire but utilization is limited to 80% of taxable income for any given tax year in the amount of $205.4 million.

As of December 31, 2020, the Company had federal orphan drug credits and research and development credits and state research and development tax credits of $17.7 million and $4.1 million, respectively. The federal research and development tax credits will begin to expire in 2032, while the state credits do not expire.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 could further limit the utilization of net operating loss carryforwards. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2020, the Company’s tax years beginning 2012 to date are subject to examination by federal and other state taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company is not currently under examination by the IRS or state and local tax authorities.

As of December 31, 2020, the Company had unrecognized tax benefits of $5.5 million, determined as follows:

	December 31,
	2020	2019
Balance at beginning of the year	$2,470	$755
Increase for current year positions	3,211	1,715
Increase for prior year positions	(224)	—
Balance at the end of year	$5,457	$2,470

These unrecognized tax benefits are not expected to change within the next twelve months. Of the $5.5 million of unrecognized tax benefits, zero would impact the effective tax rate due to the valuation allowance, if reversed. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2020, there are no accrued interest or penalties.

Note 12. Employee Benefit Plan

In 2015, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Total contributions by the Company during the years ended December 31, 2020 and 2019 were $0.6 million and $0.3 million, respectively.

Note 13. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(129,775)	$(86,527)
Net loss attributable to common stockholders	$(129,775)	$(86,527)
Denominator:
Weighted-average common stock outstanding, basic and diluted	35,996,901	12,618,413
Net loss per share attributable to common stockholders, basic and diluted	$(3.61)	$(6.86)

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

	Year Ended December 31,
	2020	2019
Convertible preferred stock (as converted to common stock)	—	26,411,194
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
Stock options to purchase common stock	4,738,607	3,610,779
	4,859,729	30,143,095

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description

2.1^

Agreement and Plan of Merger and Reorganization, by and among the Registrant, Hermes Merger Sub I, Inc., Hermes Merger Sub II, LLC, Vindico NanoBioTechnology, Inc. and Christopher Young as Stockholders’ Representative, dated October 10, 2016, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

3.1

Amended and Restated Certificate of Incorporation, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on July 14, 2020).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on July 14, 2020).

4.1

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

4.2^

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 24, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

4.3

Form of Warrant issued to Oxford Finance LLC, dated July 25, 2017 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

4.4

Form of Warrant issued to Oxford Finance LLC, dated August 13, 2018 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

4.5

Form of Warrant issued to Oxford Finance LLC, dated February 11, 2019 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

4.6	Description of Common Stock.

10.1+

Form of Indemnity Agreement, by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.2+

Poseida Therapeutics, Inc. 2015 Equity Incentive Plan, as amended, and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.3+

Poseida Therapeutics, Inc. 2020 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.4+

Poseida Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.5+

Poseida Therapeutics, Inc. Severance and Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.6+^

Executive Employment Agreement, by and between the Registrant and Eric Ostertag, dated June 1, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.7+^

Executive Employment Agreement, by and between the Registrant and Mark Gergen, dated February 19, 2018 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.8+^

Offer Letter, by and between the Registrant and Matthew Spear, dated June 13, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.9+^

Offer Letter, by and between the Registrant and Kerry Ingalls, dated July 29, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.10+^

Offer Letter, by and between the Registrant and Johanna Mylet, dated June 8, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.11+

Poseida Therapeutics, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.12*

License Agreement, by and between the Registrant and Janssen Biotech, Inc., effective August 3, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.13*

Commercial License Agreement, by and between the Registrant and TeneoBio, Inc., effective April 27, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.14*

Commercial License Agreement, by and between the Registrant and TeneoBio, Inc., effective August 3, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.15*

License Agreement, by and between the Registrant and Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, dated May 20, 2016 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.16*

License Agreement, by and between the Registrant and Genus Oncology, LLC, effective October 24, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.17^

Loan and Security Agreement, by and among the Registrant, Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated July 25, 2017, as amended on May 15, 2018, August 13, 2018, January 3, 2019, and June 24, 2020 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.18

Lease, by and between the Registrant and BMR-9360-9390 Towne Centre LP, dated October 1, 2018, as amended on October 4, 2019 and March 11, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.19

Lease, by and between the Registrant and BMR-Eastgate Mall LP, dated July 12, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

+	Indicates management contract or compensatory plan.
*

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, California.

POSEIDA THERAPEUTICS, INC.

Date: March 11, 2021	By:	/s/ Eric Ostertag
Eric Ostertag, M.D., Ph.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Ostertag, M.D., Ph.D. and Mark J. Gergen, J.D., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Ostertag	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
Eric Ostertag, M.D., Ph.D.

/s/ Mark J. Gergen	President, Chief Business Officer and Director (Principal Financial Officer)	March 11, 2021
Mark J. Gergen, J.D.

/s/ Johanna M. Mylet	Senior Vice President, Finance (Principal Accounting Officer)	March 11, 2021
Johanna M. Mylet, C.P.A.

/s/ David Hirsch	Director	March 11, 2021
David Hirsch, M.D., Ph.D.

/s/ Sean Murphy	Director	March 11, 2021
Sean Murphy

/s/ John P. Schmid	Director	March 11, 2021
John P. Schmid, M.B.A.

/s/ Catherine J. Mackey	Director	March 11, 2021
Catherine J. Mackey, Ph.D.

/s/ Marcea B. Lloyd	Director	March 11, 2021
Marcea B. Lloyd, J.D.

/s/ Luke Corning	Director	March 11, 2021
Luke Corning