Form 10-Q
period 2021-03-31
Poseida Therapeutics, Inc.
filed 2021-05-11
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39376

Poseida Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2846548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9390 Towne Centre Drive, Suite 200, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 779-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PSTX	Nasdaq Global Select Market

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

As of May 6, 2021, the registrant had 62,154,711 shares of common stock, $0.0001 par value per share, outstanding.

POSEIDA THERAPEUTICS, INC.

Index

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	5
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020.	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	75
Item 4. Mine Safety Disclosures	75
Item 5. Other Information	75
Item 6. Exhibits	75
Signatures	77

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Poseida”, “the Company,” “we,” “our” and “us” refer to Poseida Therapeutics, Inc. and its subsidiaries.

We regularly make material business and financial information available to our investors using our investor relations website (https://investors.poseida.com). We therefore encourage investors and others interested in Poseida to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, press releases and conference calls.

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$169,795	$83,966
Short-term investments	100,165	225,186
Prepaid expenses and other current assets	4,036	4,844
Total current assets	273,996	313,996
Property and equipment, net	23,236	23,336
Operating lease right-of-use assets	26,939	24,986
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	3,618	3,618
Total assets	$333,337	$371,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,487	$763
Accrued expenses and other liabilities	16,455	24,454
Operating lease liabilities, current	5,847	4,808
Current portion of term debt	3,000	—
Total current liabilities	27,789	30,025
Operating lease liabilities, non-current	26,777	25,374
Term debt, net of current portion	26,208	29,133
Deferred CIRM grant liability	23,755	23,755
Deferred tax liability	55	55
Other long-term liabilities	1,267	1,174
Total liabilities	105,851	109,516
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at March 31, 2021 and December 31, 2020; 62,126,736 and 61,860,897 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	547,664	543,842
Accumulated other comprehensive income	15	5
Accumulated deficit	(320,199)	(281,885)
Total stockholders’ equity	227,486	261,968
Total liabilities and stockholders’ equity	$333,337	$371,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$29,095	$23,414
General and administrative	8,369	4,854
Total operating expenses	37,464	28,268
Loss from operations	(37,464)	(28,268)
Other income (expense):
Interest expense	(838)	(914)
Other income (expense), net	(12)	398
Net loss before income tax	(38,314)	(28,784)
Income tax expense	—	—
Net loss	$(38,314)	$(28,784)

Other comprehensive income (expense):
Unrealized gain on short-term investments	10	111
Comprehensive loss	$(38,304)	$(28,673)

Net loss per share, basic and diluted	$(0.62)	$(2.16)
Weighted-average number of shares outstanding, basic and diluted	61,981,081	13,322,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at January 1, 2020	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Transition adjustment from adoption of ASC 842 (Note 10)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	174,359	—	183	—	—	183
Stock-based compensation expense	—	—	—	—	1,509	—	—	1,509
Unrealized gain on available- for-sale investments	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(28,784)	(28,784)
Balance at March 31, 2020	32,934,785	$222,173	13,370,778	$2	$4,381	$130	$(180,894)	$(176,381)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(38,314)	$(28,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,072	416
Loss on disposal of property and equipment	4	—
Stock-based compensation	3,462	1,509
Change in preferred stock warrant liability	—	(20)
Accretion of discount on issued term debt	168	245
Accretion of investment discount, net	46	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	793	(838)
Operating lease right-of-use assets	947	1,064
Other long-term assets	—	(137)
Accounts payable	1,720	(98)
Accrued expenses and other liabilities	(8,495)	4,600
Operating lease liabilities	(459)	(842)
Net cash used in operating activities	(39,056)	(22,885)
Investing Activities:
Purchases of property and equipment	(475)	(3,516)
Purchases of short-term investments	—	(19,957)
Proceeds from maturities of short-term investments	125,000	17,500
Net cash provided by (used in) investing activities	124,525	(5,973)
Financing Activities:
Net proceeds from stock option exercises	360	183
Net proceeds from CIRM grant awards	—	4,163
Net cash provided by financing activities	360	4,346
Net increase (decrease) in cash and cash equivalents	85,829	(24,512)
Cash and cash equivalents at beginning of period	83,966	87,784
Cash and cash equivalents at end of period	$169,795	$63,272

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$502	$5,413
Tenant improvement receivable from landlord	—	312
Deferred offering costs incurred but not yet paid	—	118

Supplemental disclosure of cash flow information:
Interest paid	$671	$671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage biopharmaceutical company dedicated to utilizing its proprietary gene engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platform, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle and AAV-based gene delivery technologies.

The Company is subject to risks and uncertainties common to development-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the three months ended March 31, 2021, the Company incurred a net loss of $38.3 million and negative cash flows from operations of $39.1 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2021, the Company had an accumulated deficit of $320.2 million.

The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2021 of $270.0 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with US generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements at that date. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 from which the Company derived its condensed consolidated balance sheet as of December 31, 2020.

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

Impacts to the Company’s business, some of which the Company has already experienced, include, but are not limited to, temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments, preclinical studies, clinical trials, third-party manufacturing supply and other operations, the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, which include, but are not limited to, estimates related to accrued expenses, research and development expenses, stock-based compensation expense, deferred tax valuation allowances and, prior to the Company’s initial public offering (“IPO”) completed in July 2020, the fair value of common stock and warrant liability. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Short-Term Investments

Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments on the balance sheet and consist primarily of U.S. Treasury and government agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investment as available-for-sale and as current assets. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the remaining term of the instrument. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were recorded during the periods presented.

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. This ASU, along with subsequent amendments, improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2016-13 may have on its financial position and results of operations upon adoption.

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$12,277	$11,420
Leasehold improvements	13,826	13,826
Computer equipment and software	1,508	1,381
Furniture and fixtures	928	928
Construction in progress	362	376
Total property and equipment	28,901	27,931
Less: Accumulated depreciation and amortization	(5,665)	(4,595)
Total property and equipment, net	$23,236	$23,336

Depreciation and amortization expense associated with property and equipment was $1.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract research services	$11,204	$15,822
Payroll and related expense	3,319	6,793
Other	1,932	1,839
Total accrued expenses and other liabilities	$16,455	$24,454

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021:
Money market fund	$155,889	$—	$—	$155,889
U.S. government agency securities and treasuries	100,150	51	(36)	100,165
Total	$256,039	$51	$(36)	$256,054

December 31, 2020:
Money market fund	$70,713	$—	$—	$70,713
U.S. government agency securities and treasuries	225,181	5	—	$225,186
Total	$295,894	$5	$—	$295,899

No available-for-sale debt securities held as of March 31, 2021 and December 31, 2020 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2021, the Company did not have any securities in material unrealized loss positions.

The Company reviews its investment portfolio to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

Note 5. Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
March 31, 2021:
Assets:
Money market funds(1)	$155,889	$—	$—
Short-term investments	100,165	—	—
Total	$256,054	$—	$—

December 31, 2020:
Assets:
Money market funds(1)	$70,713	$—	$—
Short-term investments	225,186	—	—
Total	$295,899	$—	$—

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 6. California Institute of Regenerative Medicine Awards

The Company has been awarded funding from California Institute of Regenerative Medicine (“CIRM”) to develop certain internal programs. Under the terms of the funding both CIRM and the Company co-fund specified programs, under which funding is provided in developmental milestones determined as a part of the award. The Company is obligated to share potential future revenues for the related programs with CIRM. The percentage of revenues due to CIRM in the future is dependent on the amount of the award received and whether revenue is generated from product sales or through license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company. The Company has the option to decline any and all future grant amounts awarded by CIRM. As an alternative to revenue sharing, the Company has an option to convert any award to a loan, which such option the Company must exercise on or before ten business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert any award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts due to CIRM vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to the full amount received including interest at the rate of the three-month LIBOR rate plus 10% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for these awards as a liability as the Company’s intention is to convert the award into a loan. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, upon determination of amounts that would become due, the Company will adjust the amount of the liability accordingly.

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of March 31, 2021 with up to an aggregate of $0.1 million in future milestone payments.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of March 31, 2021.

Note 7. Term Debt

In July 2017, the Company entered into a loan and security agreement (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company borrowed $10.0 million (the “Original Term A Loan”). Balances under the Original Loan were due in monthly principal and interest payments, with a maturity date of August 2021.

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Oxford, pursuant to which the borrowing capacity was increased to $30.0 million, consisting of three separate term loans including the Original Term A Loan, a $10.0 million term loan referred to as the New Term A Loan (collectively, “Term A Loan”), and an additional $10.0 million term loan referred to as the Term B Loan (collectively with the Term A Loan, the “Term Loans”). The Company received $10.0 million in proceeds from the New Term A Loan, net of debt issuance costs and accrued interest of $0.9 million in August 2018. Pursuant to the terms of the Amended Loan Agreement, the Company was permitted, at its sole discretion, to borrow $10.0 million under the Term B Loan upon the achievement of a defined development milestone event. The Company drew the remaining $10.0 million in February 2019.

In June 2020, the Company entered into an amendment to the Amended and Restated Loan and Security Agreement (“2020 Amended Loan Agreement”) with Oxford. Pursuant to the terms of the 2020 Amended Loan Agreement, the interest-only period on the Term Loans and the final maturity date were extended by 15 months. The 2020 Amended Loan Agreement also included a facility fee of $0.3 million due on the amendment effective date, June 24, 2020. All other terms under the Amended Loan Agreement remained unchanged.

The Company accounted for these amendments as debt modifications in accordance with ASC Topic 470 Debt because the modifications were not considered substantial.

All amounts outstanding under the Term Loans will mature on June 1, 2024 (the “Maturity Date”) and have interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest. The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate and (b) 2.0%. The interest rate for the Term Loans as of March 31, 2021 was 8.94% per annum. The Company is required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans.

The Company has an option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to 1.0% of the applicable Term Loan prepaid after the second anniversary of the funding date and prior to the Maturity Date.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2020 Amended Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2020 Amended Loan Agreement. While any amounts are outstanding under the 2020 Amended Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of March 31, 2021, the Company was in compliance with all covenants under the 2020 Amended Loan Agreement.

Pursuant to the Original Loan Agreement, in July 2017, the Company issued to Oxford warrants to purchase an aggregate of up to 116,618 shares of the Company’s Series A-1 Preferred Stock (“Series A-1 Warrants”) at an exercise price of $3.43 per share. The warrants were immediately exercisable and will expire ten years from the date of the grant unless earlier exercised. The Company determined the fair value of the Series A-1 Warrants on the date of issuance was $0.3 million. Upon the closing of the IPO these became exercisable for 93,518 shares of common stock at an exercise price of $4.28 per share. The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital.

Pursuant to the Amended Loan Agreement, in August 2018, the Company issued to Oxford warrants to purchase an aggregate of up to 17,212 shares of the Company’s Series B Preferred Stock with an exercise price of $5.81 per share (“August 2018 Series B Warrants”). In February 2019, in conjunction with drawing the remaining $10.0 million in principal, the Company issued to Oxford warrants to purchase an aggregate of up to an additional 17,212 shares of the Company’s Series B Preferred Stock, with an exercise price of $5.81 per share (“February 2019 Series B Warrants”). The August 2018 Series B Warrants and February 2019 Series B Warrants (collectively “Series B Warrants”) were immediately exercisable upon issuance and will expire ten years from the date of the grant unless earlier exercised. The Company determined the fair value of the August 2018 Series B Warrants and the February 2019 Series B Warrants on the date of issuance was $0.1 million and $0.2 million, respectively. Upon the closing of the IPO these became exercisable for 27,604 shares of common stock at an exercise price of $7.25 per share. The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital.

The fair value of the warrants was treated as a debt discount and recorded as a preferred stock warrant liability. The debt discount was amortized over the term of the Term Loans to interest expense.

As of March 31, 2021, there was $20.0 million outstanding under the Term A Loan and $10.0 million outstanding under the Term B Loan. In connection with the Term A Loan and the Term B Loan, the Company incurred debt issuance costs of $1.0 million and $0.3 million, respectively, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term A Loan and the Term B Loan, respectively. Interest on the Term A Loan and the Term B Loan, consisting of the stated

interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 11.27% and 11.02%, respectively. As of March 31, 2021, the balance of the unamortized debt discount was $0.8 million. The balance of the accrued final payment fee was $1.3 million as of March 31, 2021 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

Note 8. Stockholders’ Equity

Authorized Shares

In connection with the completion of the Company’s IPO in July 2020, the Company amended its Certificate of Incorporation to authorize 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, that may be issued from time to time by the Company’s board of directors in one or more series. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Since the Company’s inception, there have been no dividends declared.

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

Convertible preferred stock immediately prior to the closing of the IPO consisted of the following (in thousands, except share amounts):

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

Note 9. Stock-Based Compensation

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are current employees, officers, directors or consultants of the Company. A total of 11,183,476 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by the Company are added to the shares reserved under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

Following is a summary of the Company’s stock option activity for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2021	4,738,607	$10.34
Granted	4,604,523	9.19
Exercised	(265,839)	1.35
Forfeited/Cancelled	(182,711)	10.70
Balance at March 31, 2021	8,894,580	$10.01	8.93	$7,854
Options vested and expected to vest as of March 31, 2021	8,894,580	$10.01	8.93	$7,854
Options vested and exercisable as of March 31, 2021	1,956,376	$9.21	7.37	$5,051

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $2.4 million and $2.0 million, respectively, determined as of the date of exercise. The Company received $0.4 million and $0.2 million in cash from options exercised during the three months ended March 31, 2021 and 2020, respectively.

The Company recorded stock-based compensation expense in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,705	$823
General and administrative	1,757	686
Total stock-based compensation expense	$3,462	$1,509

As of March 31, 2021, total unrecognized compensation cost related to stock options was $47.1 million, and the weighted-average period over which this cost is expected to be recognized is approximately 3.4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.5%-0.7%	0.7%-1.4%
Expected volatility	82.0%	79.0%
Expected term (years)	6.0	6.0
Dividend yield	—	—

Note 10. Commitments and Contingencies

Operating Leases

As of March 31, 2021, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 83,000 square feet with remaining lease terms of 8.75 years. The manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 3 years.

In October 2018, the Company entered into a lease agreement for a facility in San Diego, California to be used for research, development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029. The lease provided for tenant improvements of $4.2 million and as costs were incurred, the Company performed an analysis to determine treatment based on the type of leasehold improvement. Assets determined to be lessee assets were not material and were recorded on the consolidated balance sheet as an asset with a corresponding liability within the lease liability. All costs were incurred, and construction was completed in 2019.

In October 2019, the Company entered into a lease amendment to expand the existing premises.  The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029. The lease amendment provided for additional tenant reimbursements of $1.5 million and as costs were incurred, the Company performed additional analysis to determine treatment based on the type of leasehold improvement.  All costs were incurred, and construction was completed in 2020. Both the original lease and amendment provides for rent abatements and scheduled increases in base rent. In connection with the lease and its amendment, the Company made cash security deposits in the amount of $0.3 million, included in other long-term assets in the Company’s consolidated balance sheet.

In July 2019, the Company entered into a lease agreement for a facility in San Diego, California to be retrofitted to Good Manufacturing Practice standards and plans to use the facility for manufacturing in its early-stage clinical trials.  The lease term commenced on June 26, 2020 and will expire on December 31, 2029.  The lease provided for tenant improvements of $2.9 million and as costs were incurred, the Company performed analysis to determine treatment based on the type of leasehold improvement.  All costs were incurred, and construction was completed in 2020. The lease provides for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheet.

On January 1, 2020, on the adoption of ASC 842, the Company recognized initial lease receivables of $2.7 million, right-of-use (“ROU”) lease assets of $22.3 million, which was adjusted for the deferred rent balance of $2.3 million and an initial lease liability of $27.3 million, with respect to the existing leases and recorded a cumulative adjustment to the opening balance of accumulated deficit of $0.1 million. The leases in San Diego include an option to extend, which was not recognized as part of the lease liability and ROU lease assets as the Company was not reasonably certain it would exercise the extension right.

Upon adoption of ASC 842, the Company determined the lease would be accounted for as an operating lease. Further, upon adoption of ASC 842, the Company determined it was the owner of the tenant improvements but did not control the construction project and therefore the fair value of the building was derecognized and costs incurred by the Company related to the tenant improvements of $13.3 million were recorded as leasehold improvements and furniture and fixtures included in property and equipment, net in the accompanying condensed consolidated balance sheets and are depreciated over the remaining lease term.

During the three months ended March 31, 2021 and 2020, the Company recognized $1.6 million and $1.5 million, respectively of operating lease expense. During the three months ended March 31, 2021, the Company paid $1.4 million for its operating leases. As of March 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 8.1 years and 8.9%, respectively.

As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remaining 9 months)	$4,738
2022	5,425
2023	5,555
2024	4,870
2025	4,735
Thereafter	20,403
Total future lease payments	45,726
Imputed interest	(13,102)
Total lease liability balance	32,624
Less current portion of lease liability	5,847
Lease liability, net of current portion	$26,777

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Contingencies

In the ordinary course of business, the Company may face claims brought by third parties against the Company. The Company believes that there are currently no lawsuits, threats of litigation, or asserted or unasserted claims pending that could, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Note 11. Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, as well as from the possible conversion of the Company’s preferred stock and exercise of the outstanding warrants.

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

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	26,411,194
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
Stock options to purchase common stock	8,894,580	3,853,223
	9,015,702	30,385,539

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company dedicated to utilizing our proprietary gene engineering platform technologies to create next-generation cell and gene therapeutics with the capacity to cure. Since our inception in 2014, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platform, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle and AAV-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our wholly-owned portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our CAR-T therapy portfolio consists of both autologous and allogeneic, or off-the-shelf, product candidates. We are advancing a broad pipeline and have multiple CAR-T product candidates in the clinical phase in both hematological and solid tumor oncology indications. Within gene therapy, we believe our technologies have the potential to create next-generation therapies that can deliver long-term, stable gene expression that does not diminish over time and that may have the capacity to result in single treatment cures.

Our most advanced investigational clinical programs are:

•

P-BCMA-101, which is an autologous CAR-T product candidate targeting B cell maturation antigen, or BCMA. We are currently evaluating P-BCMA-101 in a potentially registrational Phase 2 clinical trial and expanded Phase 1 clinical trial for the treatment of patients with relapsed/refractory multiple myeloma in the outpatient setting.

•

P-PSMA-101, which is an autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate resistant prostate cancer, or mCRPC. We are currently evaluating P-PSMA-101 in a Phase 1 clinical trial. Following a previously disclosed serious adverse event in cohort 1 (0.75X10E6 cells/kg), we elected to de-escalate dosing and treat at least three patients at the protocol preestablished cohort -1 (0.25X10E6 cells/kg) dose. All three patients have been treated, with significant improvements in activity measures seen in the first two patients, one with a >50% decline in prostate-specific antigen, or PSA, at about two weeks post CAR-T treatment; and the second with >96% decline in PSA and a 70% reduction in standard uptake value in PSMA PET imaging of target lesions at four weeks post CAR-T treatment. The third patient was only recently treated. One patient demonstrated Grade 1 cytokine release syndrome, or CRS. Assuming no dose limiting toxicities are observed, re-escalation to the cohort 1 dose and beyond is expected.

We manufacture these product candidates using our non-viral piggyBac DNA Delivery System.

Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses could be cryopreserved and stored at treatment centers for future off-the-shelf use.

Our lead allogeneic programs are:

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We anticipate an IND filing and initiation of a Phase 1 clinical trial in the third quarter of 2021.

•

P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. We anticipate an IND filing and initiation of a Phase 1 clinical trial by the end of 2021.

We manufacture these allogeneic product candidates using our proprietary Cas-CLOVER Site-specific Gene Editing System to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

Additionally, we have a portfolio of allogeneic dual CAR product candidates, which contain two fully functional CAR molecules to target cells that express at least one of the two intended targets, that are in preclinical studies. We believe that our ability to include two or more fully functional CAR molecules into a T cell could be a significant competitive advantage. We intend to file an IND and initiate a Phase 1 clinical trial for at least one dual CAR program in 2022.

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV to overcome the major limitations of traditional AAV gene therapy. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. Our eventual goal is to completely replace AAV with our nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV for the in vivo treatment of OTC deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We anticipate an IND filing and initiation of a Phase 1 clinical trial for P-OTC-101 in 2022.

•

P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Preclinical studies are ongoing that will inform the development plan and timeline to IND.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-BCMA-101, P-PSMA-101, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing and related steps. We work with a number of third-party contract manufacturing organizations for production of our product candidates. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. We have completed construction of an internal pilot GMP manufacturing facility in San Diego, California adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies of our product candidates for Phase 1 and Phase 2 clinical trials in the future. We commenced operations in this facility in the second half of 2020, but we expect that we will continue to rely on third parties for various manufacturing needs. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—License Agreements” and Note 10 to our annual consolidated financial statements included in our 2020 Annual Report.

•

License Agreement with Janssen Biotech Inc., or the Janssen Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize pharmaceutical products comprising autologous CAR-modified T-cells or any CAR-modified natural killer or CAR-modified natural-killer-like cells expressing certain Centyrin molecules CAR-modified for the treatment or prevention of any disease in humans. This is the binding technology we use in our P-BCMA-101 and P-PSMA-101 product candidates. Under the Janssen Agreement, we also have the right to screen Janssen’s Centyrin library for agents that bind or modify targets of interest for our internal research and development purposes for potential use in a licensed product.

•

2017 Commercial License Agreement with TeneoBio, Inc., or the 2017 TeneoBio Agreement, pursuant to which we obtained exclusive worldwide rights to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy chain sequences provided by TeneoBio for the treatment of human disease. We use this heavy-chain-only binder in our P-BCMA-ALLO1 product candidate.

•

2018 Commercial License Agreement with TeneoBio, Inc., or the 2018 TeneoBio Agreement, for the development and use of TeneoBio’s human heavy-chain-only antibodies in CAR-T cell therapies. Under the terms of the 2018 TeneoBio Agreement, we have the option to obtain exclusive rights to research, develop and commercialize up to a certain number of targets.

•

License Agreement with Genus Oncology, LLC, or the Genus Agreement, pursuant to which we obtained an exclusive worldwide license under certain patents and a non-exclusive worldwide license under certain know-how controlled by Genus to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1-C, or a Genus licensed product, and a non-exclusive worldwide license under certain patents and know-how controlled by Genus to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. We use a Genus antibody or derivative thereof targeting MUC1-C as a binder in our P-MUC1C-ALLO1 product candidate.

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. To date we have received a total of $19.7 million from this grant and we may receive up to $0.1 million in future grant payments.  In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101. We have received all $4.0 million from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, we record proceeds as a liability when received.

Components of Our Results of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of external and internal costs incurred for our research and development activities, including development of our platform technologies, our drug discovery efforts and the development of our product candidates.

External costs include:

•

expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;

•

the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs;

•	payments made under third-party licensing agreements; and
•	laboratory supplies and research materials.

Internal costs include:

•	personnel-related expenses, consisting of employee salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions; and
•	facilities, depreciation and other expenses, consisting of direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 exploratory trial and Phase 2 trial of P-BCMA-101 for the treatment of patients with relapsed/refractory multiple myeloma and Phase 1 trial of P-PSMA-101 for the treatment of patients with mCRPC and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the cost structure and timing associated with the development of respective product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials and preclinical studies.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan agreement and amortization of debt discount and debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of interest income and miscellaneous income and expense unrelated to our core operations. Interest income is comprised of interest earned on our available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$29,095	$23,414	$5,681
General and administrative	8,369	4,854	3,515
Total operating expenses	37,464	28,268	9,196
Loss from operations	(37,464)	(28,268)	(9,196)
Other income (expense):
Interest expense	(838)	(914)	76
Other income (expense), net	(12)	398	(410)
Net loss before income tax	(38,314)	(28,784)	(9,530)
Income tax expense	—	—	—
Net loss	$(38,314)	$(28,784)	$(9,530)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$10,221	$8,902	$1,319
Preclinical stage programs and other unallocated expenses	6,018	5,743	275
Internal costs:
Personnel	10,117	6,890	3,227
Facilities and other	2,739	1,879	860
Total research and development expenses	$29,095	$23,414	$5,681

(1)	Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 programs.

Research and development expenses were $29.1 million for the three months ended March 31, 2021, compared to $23.4 million for the three months ended March 31, 2020. The increase in research and development expenses of $5.7 million was primarily due to an increase of $3.2 million in personnel expenses related to increased headcount, an increase of $1.3 million in external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trials and the P-PSMA-101 Phase 1 clinical trial, and a $0.9 million increase in internal facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. The increase in general and administrative expenses of $3.5 million was primarily due to an increase of $2.2 million in personnel expenses related to increased headcount, an increase of $0.9 million in insurance costs, and an increase of $0.6 million in professional fees associated with becoming a publicly traded company.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2021, compared to $0.9 million for the three months ended March 31, 2020. Interest expense consisted of interest on the principal outstanding under our loan and security agreement, which was consistent during the respective periods.

Other Income (Expense), Net

Other expense, net was less than $0.1 million for the three months ended March 31, 2021, compared to other income, net of $0.4 million for the three months ended March 31, 2020. This change in other income (expense), net was primarily due to a $0.3 million decrease in interest income during the three months ended March 31, 2021 driven by a decrease in available interest rates for investments.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing gene engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity financings. For the three months ended March 31, 2021 we have incurred a net loss of $38.3 million, and negative cash flows from operations of $39.1 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2021, we had an accumulated deficit of $320.2 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. We expect that our cash, cash equivalents and short-term investments as of March 31, 2021 of $270.0 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our business strategy.

Loan Agreement

In July 2017, we entered into a loan and security agreement with Oxford, pursuant to which we drew $10.0 million. In August 2018, we entered into an amended and restated agreement with Oxford, or the 2018 Loan Agreement, to, among other things, increase the borrowing capacity to $30.0 million, modify the interest rate and extend the interest-only payment period and the maturity date. In addition, we concurrently increased the outstanding principal under the 2018 Loan Agreement consisted of a Term A loan by $10.0 million to $20.0 million.

In February 2019, we drew the remaining available balance under the 2018 Loan Agreement, or Term B loan, in the amount of $10.0 million. The Term A loan and Term B loan, or collectively Term Loans, bear interest at a floating per annum rate equal to 6.94% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 2.00%. As of March 31, 2021, the interest rate applicable to our Term Loans borrowing was 8.94%.

In June 2020, we entered into an amendment to the 2018 Loan Agreement, or the 2020 Amended Loan Agreement, with Oxford to extend the interest-only payment period and maturity date resulting in the interest-only payments period extend through December 31, 2021, followed by 30 equal monthly payments of principal and unpaid accrued interest and all outstanding Term Loans maturing on June 1, 2024 and. In conjunction with this amendment, we paid Oxford a facility fee of $0.3 million. Our obligations under the 2020 Amended Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2020 Amended Loan Agreement. While any amounts are outstanding, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. As of March 31, 2021, we were in compliance with all covenants under the 2020 Amended Loan Agreement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(39,056)	$(22,885)
Cash provided by (used in) investing activities	124,525	(5,973)
Cash provided by financing activities	360	4,346
Net increase (decrease) in cash and cash equivalents	$85,829	$(24,512)

Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $39.1 million, primarily resulting from our net loss of $38.3 million, offset by non-cash expenses of $4.8 million, and net cash decrease from changes in our operating assets and liabilities of $5.5 million. Non-cash charges consisted primarily of $3.5 million in stock-based compensation and $1.1 million in depreciation and amortization expense. Net cash decrease from changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $8.5 million decrease in accrued liabilities partially offset by a $1.7 million increase in accounts payable.

During the three months ended March 31, 2020, net cash used in operating activities was $22.9 million, primarily resulting from our net loss of $28.8 million, offset in part by non-cash charges of $2.2 million and net cash increase from changes in our operating assets and liabilities of $3.7 million. Non-cash charges consisted primarily of $1.5 million of stock-based compensation and $0.4 million of depreciation and amortization. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $4.6 million increase in accrued liabilities, offset by an increase in prepaid and other assets of $0.8 million.

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $124.5 million, consisting primarily of proceeds from maturities of short-term investments of $125.0 million.

During the three months ended March 31, 2020, net cash used in investing activities was $6.0 million, primarily due to the purchase of $20.0 million of short-term investments and $3.5 million of property and equipment purchases, offset in part by $17.5 million of proceeds from the maturities of available-for-sale short-term investments. The purchase of short-term investments reflects the use of a higher cash balance from the proceeds of the Series C redeemable convertible preferred stock financing.

The timing of purchases and sales of our short-term investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financings activities was $0.4 million, consisting primarily of proceeds from the exercises of stock options.

During the three months ended March 31, 2020, net cash provided by financings activities was $4.3 million, consisting primarily of $4.2 million in grant payments from CIRM and $0.2 million in proceeds from the exercises of stock options.

Contractual Obligations and Commitments

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

During the three months ended March 31, 2021, except for the lease commitments disclosed in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

There were no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2020 Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The JOBS Act also allows up to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies.

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

We are also a smaller reporting company, as defined in the Securities Exchange Act of 1934. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $270.0 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of March 31, 2021, we had $30.0 million of borrowings outstanding under the 2020 Amended Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. LIBOR is scheduled to be phased out in June 2023. Before LIBOR is phased out, we may need to renegotiate our Term Loans to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates applicable to the principal amount of our Term Loans. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.” The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2021 we have incurred a net loss of $38.3 million, and negative cash flows from operations of $39.1 million. For the year ended December 31, 2020 our net loss was $129.8 million. As of March 31, 2021, we had an accumulated deficit of $320.2 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2021, we had $270.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. While we have conducted preclinical studies and have interim Phase 1 clinical trial results for P-BCMA-101 at certain dose levels, we do not know how P-BCMA-101 will perform in the ongoing Phase 1 clinical trial or in future clinical trials, whether any initial tumor responses observed to date will be durable or whether adverse events will arise over time. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. In addition, due primarily to the observation of anti-drug antibodies in some patients, we are currently exploring additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response, in the expanded Phase 1 portion of our clinical program. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in our Phase 2 clinical trial, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts, and therefore we may have limited ability to predict how P-BCMA-101 will perform in the Phase 2 clinical trial. Further, the P-BCMA-101 product used in our ongoing exploratory dosing cohorts was manufactured at a different facility using revised methods from those used in our original Phase 1 cohorts, which could adversely affect the results of such cohorts and future trials. Similarly, for P-PSMA-101, we dosed the first patient in a Phase 1 clinical trial in May 2020. Other than P-BCMA-101 and P-PSMA-101, none of our product candidates have ever been tested in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may encounter substantial delays in our clinical trials.*

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for P-BCMA-ALLO1 or P-MUC1C-ALLO1, our dual CAR product candidates or our liver directed gene therapy candidates until we complete certain preclinical development and submit and receive authorization to proceed under INDs. In addition, we initiated a Phase 2 clinical trial for P-BCMA-101 while our Phase 1 clinical trial continues, and we cannot predict whether results observed in the ongoing Phase 1 clinical trial, including from new dosing levels, strategies or schedules or manufacturing changes, will delay the completion of the Phase 2 clinical trial. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we have resumed the trial, the clinical hold will delay the ultimate completion of the trial and we cannot guarantee that after resuming the trial, we will not observe additional patient deaths or encounter other events that cause the P-PSMA-101 trial be suspended or terminated. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own, with some sites pausing enrollment and we have experienced a delay in manufacturing at times due to potential exposure. These impacts have caused us to reevaluate the expected timing of clinical milestones and we have and continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product sales and enter into or maintain collaboration arrangements. For example, under certain of our manufacturing agreements for our product candidates we pay a fixed price per month for up to a specified number of manufacturing runs and certain clinical trial services agreements are based on fees that do not vary based on patient enrollment. Therefore, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services, or CMS, revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.*

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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

Factors that may inhibit our efforts to commercialize future products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or educate an adequate numbers of physicians regarding the benefits of any product, once approved;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product portfolios; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2021, we had 208 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (7) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (8) created a licensure framework for follow on biologic products; (9) established a Center for Medicare and Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and (10) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the Tax Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has yet to rule on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, including the BBA and the CARES Act, will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

•

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through May 6, 2021, the closing price of our common stock has ranged between $8.01 and $13.64 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 15, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 69% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Chief Executive Officer, a member of our board of directors and the beneficial owner of approximately 16% of our voting stock as of March 15, 2021, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

As a result, the interests of Dr. Ostertag may not be aligned with the interests of you and our other stockholders with respect to our relationships with Hera and Demeetra, and he may from time to time be incentivized to take certain actions that benefit his interests in those other entities and that you and our other stockholders do not view as being in your interest as investors in our company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We may discover material weaknesses in our system of internal financial and accounting controls and procedures in the future that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. If we violate HIPAA, we may be subject to significant civil penalties. Additionally, depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.*

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through May 7, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 11, 2021.

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

4.2

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

10.1^	Amended and Restated License Agreement, by and between the Registrant and Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, executed as of March 12, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

^

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POSEIDA THERAPEUTICS, INC.

Date: May 11, 2021	By:	/s/ Eric Ostertag
Eric Ostertag, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Mark J. Gergen
Mark J. Gergen
President, Chief Business Officer
(Principal Financial Officer)