Form 10-Q
period 2021-06-30
Poseida Therapeutics, Inc.
filed 2021-08-12
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, the registrant had 62,338,597 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$199,693	$83,966
Short-term investments	37,568	225,186
Prepaid expenses and other current assets	3,111	4,844
Total current assets	240,372	313,996
Property and equipment, net	23,296	23,336
Operating lease right-of-use assets	26,069	24,986
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	3,826	3,618
Total assets	$299,111	$371,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,506	$763
Accrued expenses and other liabilities	21,852	24,454
Operating lease liabilities, current	5,641	4,808
Total current liabilities	31,999	30,025
Operating lease liabilities, non-current	26,086	25,374
Term debt	29,273	29,133
Deferred CIRM grant liability	23,755	23,755
Deferred tax liability	55	55
Other long-term liabilities	1,367	1,174
Total liabilities	112,535	109,516
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at June 30, 2021 and December 31, 2020; 62,166,167 and 61,860,897 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	552,473	543,842
Accumulated other comprehensive income	1	5
Accumulated deficit	(365,904)	(281,885)
Total stockholders’ equity	186,576	261,968
Total liabilities and stockholders’ equity	$299,111	$371,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$36,008	$25,210	$65,103	$48,625
General and administrative	8,871	4,236	17,240	9,090
Total operating expenses	44,879	29,446	82,343	57,715
Loss from operations	(44,879)	(29,446)	(82,343)	(57,715)
Other income (expense):
Interest expense	(843)	(892)	(1,681)	(1,806)
Other income (expense), net	17	(90)	5	309
Net loss before income tax	(45,705)	(30,428)	(84,019)	(59,212)
Income tax expense	—	—	—	—
Net loss	$(45,705)	$(30,428)	$(84,019)	$(59,212)

Other comprehensive income (expense):
Unrealized gain (loss) on short-term investments	(14)	(110)	(4)	1
Comprehensive loss	$(45,719)	$(30,538)	$(84,023)	$(59,211)

Net loss per share, basic and diluted	$(0.74)	$(2.28)	$(1.35)	$(4.44)
Weighted-average number of shares outstanding, basic and diluted	62,150,961	13,370,763	62,066,498	13,346,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486
Issuance of common stock under employee stock compensation plans	39,431	—	67	—	—	67
Stock-based compensation expense	—	—	4,742	—	—	4,742
Unrealized loss on available-for-sale investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(45,705)	(45,705)
Balance at June 30, 2021	62,166,167	$6	$552,473	$1	$(365,904)	$186,576

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at January 1, 2020	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Transition adjustment from adoption of ASC 842 (Note 10)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	174,359	—	183	—	—	183
Stock-based compensation expense	—	—	—	—	1,509	—	—	1,509
Unrealized gain on available- for-sale investments	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(28,784)	(28,784)
Balance at March 31, 2020	32,934,785	$222,173	13,370,778	$2	$4,381	$130	$(180,894)	$(176,381)
Issuance of Series D preferred stock for cash, net of issuance costs of $5,359	10,018,300	104,140	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,616	—	—	1,616
Unrealized loss on available-for-sale securities	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	(30,428)	(30,428)
Balance at June 30, 2020	42,953,085	$326,313	13,370,778	$2	$5,997	$20	$(211,322)	$(205,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(84,019)	$(59,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,200	859
Loss on disposal of property and equipment	5	—
Stock-based compensation	8,204	3,125
Change in preferred stock warrant liability	—	199
Accretion of discount on issued term debt	332	476
Accretion of investment discount, net	114	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,733	(1,817)
Operating lease right-of-use assets	1,817	2,201
Other long-term assets	(208)	(137)
Accounts payable	3,727	(3,654)
Accrued expenses and other liabilities	(2,694)	6,233
Operating lease liabilities	(1,355)	(1,959)
Net cash used in operating activities	(70,144)	(53,686)
Investing Activities:
Purchases of property and equipment	(2,056)	(11,955)
Purchases of short-term investments	—	(19,884)
Proceeds from maturities of short-term investments	187,500	37,500
Net cash provided by investing activities	185,444	5,661
Financing Activities:
Net proceeds from stock option exercises	427	183
Issuance of Series D financing, net of issuance costs	—	104,140
Payment of deferred offering costs	—	(787)
Payment of debt issuance costs	—	(325)
Net proceeds from CIRM grant awards	—	4,163
Net cash provided by financing activities	427	107,374
Net increase in cash and cash equivalents	115,727	59,349
Cash and cash equivalents at beginning of period	83,966	87,784
Cash and cash equivalents at end of period	$199,693	$147,133

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$109	$2,186
Tenant improvement receivable from landlord	—	1,314
Deferred offering costs incurred but not yet paid	—	1,092

Supplemental disclosure of cash flow information:
Interest paid	$1,356	$1,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage biopharmaceutical company dedicated to utilizing its proprietary genetic engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the six months ended June 30, 2021 the Company incurred a net loss of $84.0 million and negative cash flows from operations of $70.1 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2021, the Company had an accumulated deficit of $365.9 million.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2021 of $237.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 from which the Company derived its condensed consolidated balance sheet as of December 31, 2020.

These condensed consolidated financial statements reflect a 1-for-1.247 reverse stock split of the Company’s common stock, which became effective on July 2, 2020. All share and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the reverse stock split.

Risk and Uncertainties

In March 2020, the World Health Organization made the assessment that a novel strain of coronavirus, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19 had become a global pandemic. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Impacts to the Company’s business, some of which the Company has experienced to date, include, but are not limited to, temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing laboratory experiments, preclinical studies, clinical trials, third-party manufacturing supply and other operations, the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

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

Short-Term Investments

Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments on the balance sheet and consist primarily of U.S. Treasury and government agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the remaining term of the instrument. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were recorded during the periods presented.

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

Operating leases where the Company is the lessee are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-current on its condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument ASU 2021-04 also provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This guidance will become effective for the Company beginning January 1, 2022. The Company is currently evaluating the potential impact the adoption of ASU 2021-04 may have on its financial position and results of operations upon adoption.

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$13,407	$11,420
Leasehold improvements	13,873	13,826
Computer equipment and software	1,547	1,381
Furniture and fixtures	928	928
Construction in progress	333	376
Total property and equipment	30,088	27,931
Less: Accumulated depreciation and amortization	(6,792)	(4,595)
Total property and equipment, net	$23,296	$23,336

Depreciation and amortization expense associated with property and equipment was $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Contract research services	$15,206	$15,822
Payroll and related expense	4,676	6,793
Other	1,970	1,839
Total accrued expenses and other liabilities	$21,852	$24,454

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021:
Money market fund	$193,504	$—	$—	$193,504
U.S. government agency securities and treasuries	37,567	11	(10)	37,568
Total	$231,071	$11	$(10)	$231,072

December 31, 2020:
Money market fund	$70,713	$—	$—	$70,713
U.S. government agency securities and treasuries	225,181	5	—	$225,186
Total	$295,894	$5	$—	$295,899

No available-for-sale debt securities held as of June 30, 2021 and December 31, 2020 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2021, the Company did not have any securities in material unrealized loss positions.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2021:
Assets:
Money market funds(1)	$193,504	$—	$—
Short-term investments	37,568	—	—
Total	$231,072	$—	$—

December 31, 2020:
Assets:
Money market funds(1)	$70,713	$—	$—
Short-term investments	225,186	—	—
Total	$295,899	$—	$—

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

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of June 30, 2021 with up to an aggregate of $0.1 million in future milestone payments.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of June 30, 2021.

Note 7. Term Debt

In July 2017, the Company entered into a loan and security agreement (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company borrowed $10.0 million (the “Original Term A Loan”). Balances under the Original Loan were due in monthly principal and interest payments, with an original maturity date of August 2021.

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

In June 2021, the Company entered into an amendment to the Amended Loan Agreement (“2021 Amended Loan Agreement”) with Oxford. Pursuant to the terms of the 2021 Amended Loan Agreement, the interest-only period on the Term Loans and the final maturity date were extended by 18 months. As a result, all amounts outstanding under the Term Loans will mature on December 1, 2025 (the “Maturity Date”) and have interest-only payments through June 30, 2023, followed by 30 equal monthly payments of principal and unpaid accrued interest. The 2021 Amended Loan Agreement also included a facility fee of $1.1 million due on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. All other terms under the Amended Loan Agreement remained unchanged.

The Company accounted for these amendments as debt modifications in accordance with ASC Topic 470 Debt because the modifications were not considered substantial.

The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate and (b) 2.0%. The interest rate for the Term Loans as of June 30, 2021 was 8.94% per annum. The Company is required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. As of June 30, 2021, there was $20.0 million outstanding under the Term A Loan and $10.0 million outstanding under the Term B Loan. In connection with the Term A Loan and the Term B Loan, the Company incurred debt issuance costs of $1.0 million and $0.3 million, respectively, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term A Loan and the Term B Loan, respectively. Interest on the Term A Loan and the Term B Loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 10.86% and 10.72%, respectively. As of June 30, 2021, the balance of the unamortized debt discount was $0.7 million. The balance of the accrued final payment fee was $1.4 million as of June 30, 2021 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to prepay all, but not less than all, the Term Loans borrowed, provided that the Company will be obligated to pay a prepayment fee equal to 1.0% of the Term Loans prepaid.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding under the 2021 Amended Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of June 30, 2021, the Company was in compliance with all covenants under the 2021 Amended Loan Agreement.

Pursuant to the Original Loan Agreement, in July 2017, the Company issued to Oxford warrants to purchase an aggregate of up to 116,618 shares of the Company’s Series A-1 Preferred Stock (“Series A-1 Warrants”) at an exercise price of $3.43 per share. The warrants were immediately exercisable and will expire ten years from the date of the grant unless earlier exercised. The Company determined the fair value of the Series A-1 Warrants on the date of issuance was $0.3 million. Upon the closing of the IPO, the Series A-1 Warrants became exercisable for 93,518 shares of common stock at an exercise price of $4.28 per share. The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital.

Pursuant to the Amended Loan Agreement, in August 2018, the Company issued to Oxford warrants to purchase an aggregate of up to 17,212 shares of the Company’s Series B Preferred Stock with an exercise price of $5.81 per share (“August 2018 Series B Warrants”). In February 2019, in conjunction with drawing the remaining $10.0 million in principal, the Company issued to Oxford warrants to purchase an aggregate of up to an additional 17,212 shares of the Company’s Series B Preferred Stock, with an exercise price of $5.81 per share (“February 2019 Series B Warrants”). The August 2018 Series B Warrants and February 2019 Series B Warrants (collectively “Series B Warrants”) were immediately exercisable upon issuance and will expire ten years from the date of the grant unless earlier exercised. The Company determined the fair value of the August 2018 Series B Warrants and the February 2019

Series B Warrants on the date of issuance was $0.1 million and $0.2 million, respectively. Upon the closing of the IPO, the Series B Warrants became exercisable for 27,604 shares of common stock at an exercise price of $7.25 per share. The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital.

The fair value of the warrants was originally treated as a debt discount and recorded as a preferred stock warrant liability. The debt discount was amortized over the term of the Term Loans to interest expense.

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

Following is a summary of the Company’s stock option activity for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2021	4,738,607	$10.34
Granted	5,342,173	9.18
Exercised	(305,270)	1.40
Forfeited/Cancelled	(758,844)	10.47
Balance at June 30, 2021	9,016,666	$9.95	8.51	$10,421
Options vested and expected to vest as of June 30, 2021	9,016,666	$9.95	8.51	$10,421
Options vested and exercisable as of June 30, 2021	2,172,462	$9.63	6.60	$5,358

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $2.6 million and $2.0 million, respectively, determined as of the date of exercise. The Company received $0.4 million and $0.2 million in cash from options exercised during the six months ended June 30, 2021 and 2020, respectively.

The Company recorded stock-based compensation expense in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,212	$945	$3,917	$1,768
General and administrative	2,530	671	4,287	1,357
Total stock-based compensation expense	$4,742	$1,616	$8,204	$3,125

As of June 30, 2021, total unrecognized compensation cost related to stock options was $44.1 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.2 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.5%–1.1%	0.7%–1.4%
Expected volatility	82.2%–84.3%	79.0%
Expected term (years)	5.5–6.0	6.0
Dividend yield	—	—

Note 10. Commitments and Contingencies

Operating Leases

As of June 30, 2021, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 83,000 square feet with remaining lease terms of 8.50 years. The manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 3 years.

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

Upon adoption of ASC 842, the Company determined its leases would be accounted for as an operating lease. Further, upon adoption of ASC 842, the Company determined it was the owner of the tenant improvements but did not control the construction project and therefore the fair value of the building was derecognized and costs incurred by the Company related to the tenant improvements of $13.3 million were recorded as leasehold improvements and furniture and fixtures included in property and equipment, net in the accompanying condensed consolidated balance sheets and are depreciated over the remaining lease term.

During the six months ended June 30, 2021 and 2020, the Company recognized $3.2 million and $2.8 million, respectively of operating lease expense. During the six months ended June 30, 2021, the Company paid $2.9 million for its operating leases. As of June 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 7.9 years and 8.9%, respectively.

As of June 30, 2021, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remaining 6 months)	$3,162
2022	5,425
2023	5,555
2024	4,870
2025	4,735
Thereafter	20,403
Total future lease payments	44,150
Imputed interest	(12,423)
Total lease liability balance	31,727
Less current portion of lease liability	5,641
Lease liability, net of current portion	$26,086

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

	Six Months Ended June 30,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	34,455,108
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
Stock options to purchase common stock	9,016,666	3,808,132
	9,137,788	38,384,362

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to utilizing our proprietary genetic engineering platform technologies to create next-generation cell and gene therapeutics with the capacity to cure. Since our inception in 2014, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

•

P-PSMA-101, which is a solid tumor autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC, currently in an ongoing Phase 1 dose escalation trial, with an additional update on the program expected later in the third quarter of 2021.

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

Our lead allogeneic programs are:

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. The program is proceeding as planned with an IND filing and initiation of a Phase 1 clinical trial on track for the third quarter of 2021.

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

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV for the in vivo treatment of OTC deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are currently evaluating whether to modify the P-OTC-101 program to move to our fully non-viral nanoparticle delivery system, which could change timelines and we will update expected timing of program advancement once that evaluation is complete.

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

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. To date we have received a total of $19.7 million from this grant and we may receive up to $0.1 million in future grant payments.  In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, we record proceeds as a liability when received.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$36,008	$25,210	$10,798
General and administrative	8,871	4,236	4,635
Total operating expenses	44,879	29,446	15,433
Loss from operations	(44,879)	(29,446)	(15,433)
Other income (expense):
Interest expense	(843)	(892)	49
Other income (expense), net	17	(90)	107
Net loss before income tax	(45,705)	(30,428)	(15,277)
Income tax expense	—	—	—
Net loss	$(45,705)	$(30,428)	$(15,277)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$12,726	$9,784	$2,942
Preclinical stage programs and other unallocated expenses	9,442	6,716	2,726
Internal costs:
Personnel	10,876	7,282	3,594
Facilities and other	2,964	1,428	1,536
Total research and development expenses	$36,008	$25,210	$10,798

(1)	Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 programs.

Research and development expenses were $36.0 million for the three months ended June 30, 2021, compared to $25.2 million for the three months ended June 30, 2020. The increase in research and development expenses of $10.8 million was primarily due to an increase of $3.6 million in personnel expenses as a result of an increase in headcount combined with a $1.3 million increase in stock-based compensation expense, an increase of $2.9 million in external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trials and the P-PSMA-101 Phase 1 clinical trial, a $2.7 million increase in external costs related to our preclinical stage programs, and a $1.5 million increase in internal facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended June 30, 2021, compared to $4.2 million for the three months ended June 30, 2020. The increase in general and administrative expenses of $4.6 million was primarily due to an increase of $3.1 million in personnel expenses as a result of an increase in headcount combined with a $1.9 million increase in stock-based compensation expense, an increase of $1.0 million in insurance costs, and an increase of $0.4 million in professional fees.

Interest Expense

Interest expense was $0.8 million for the three months ended June 30, 2021, compared to $0.9 million for the three months ended June 30, 2020. Interest expense consisted of interest on the principal balance outstanding under our loan and security agreement with Oxford Finance LLC, or Oxford, which was consistent during the respective periods.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the three months ended June 30, 2021, compared to other income, net of $0.1 million for the three months ended June 30, 2020. This change in other income (expense), net was primarily due to a $0.1 million decrease in interest income during the three months ended June 30, 2021 primarily driven by a decrease in available interest rates for investments.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$65,103	$48,625	$16,478
General and administrative	17,240	9,090	8,150
Total operating expenses	82,343	57,715	24,628
Loss from operations	(82,343)	(57,715)	(24,628)
Other income (expense):
Interest expense	(1,681)	(1,806)	125
Other income (expense), net	5	309	(304)
Net loss before income tax	(84,019)	(59,212)	(24,807)
Income tax expense	—	—	—
Net loss	$(84,019)	$(59,212)	$(24,807)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$22,947	$19,224	$3,723
Preclinical stage programs and other unallocated expenses	15,460	12,619	2,841
Internal costs:
Personnel	20,993	14,172	6,821
Facilities and other	5,703	2,610	3,093
Total research and development expenses	$65,103	$48,625	$16,478

(1)	Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 programs.

Research and development expenses were $65.1 million for the six months ended June 30, 2021, compared to $48.6 million for the six months ended June 30, 2020. The increase in research and development expenses of $16.5 million was primarily due to an increase of $6.8 million in personnel expenses as a result of an increase in headcount combined with a $2.1 million increase in stock-based compensation expense, an increase of $3.7 million in external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trials and the P-PSMA-101 Phase 1 clinical trial, a $3.1 million increase in internal facilities and other costs, and a $2.8 million increase in external costs related to our preclinical stage programs.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the six months ended June 30, 2021, compared to $9.1 million for the six months ended June 30, 2020. The increase in general and administrative expenses of $8.2 million was primarily due to an increase of $5.3 million in personnel expenses as a result of an increase in headcount combined with a $2.9 million increase in stock-based compensation expense, an increase of $1.9 million in insurance costs, and an increase of $0.9 million in professional fees.

Interest Expense

Interest expense was $1.7 million for the six months ended June 30, 2021, compared to $1.8 million for the six months ended June 30, 2020. Interest expense consisted of interest on the principal balance outstanding under our loan and security agreement with Oxford, which was consistent during the respective periods.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the six months ended June 30, 2021, compared to other income, net of $0.3 million for the six months ended June 30, 2020. This change in other income (expense), net was primarily due to a $0.4 million decrease in interest income during the six months ended June 30, 2021 driven by a decrease in available interest rates for investments.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing genetic engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity financings. For the six months ended June 30, 2021 we have incurred a net loss of $84.0 million, and negative cash flows from operations of $70.1 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2021, we had an accumulated deficit of $365.9 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. We expect that our cash, cash equivalents and short-term investments as of June 30, 2021 of $237.3 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our business strategy.

Loan Agreement

In July 2017, we entered into a loan and security agreement with Oxford, pursuant to which we drew $10.0 million. In August 2018, we entered into an amended and restated agreement with Oxford, or the 2018 Loan Agreement, to, among other things, increase the borrowing capacity to $30.0 million, modify the interest rate and extend the interest-only payment period and the maturity date. In addition, we concurrently increased the outstanding principal under the 2018 Loan Agreement consisting of a Term A loan by $10.0 million to $20.0 million.

In February 2019, we drew the remaining available balance under the 2018 Loan Agreement, or Term B loan, in the amount of $10.0 million. The Term A loan and Term B loan, or collectively Term Loans, bear interest at a floating per annum rate equal to 6.94% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 2.00%. As of June 30, 2021, the interest rate applicable to our Term Loans borrowing was 8.94%.

In June 2021, we entered into an amendment to the 2018 Loan Agreement, or the 2021 Amended Loan Agreement, with Oxford to extend the interest-only payment period and maturity date resulting in the interest-only payments period extend through June 30, 2023, followed by 30 equal monthly payments of principal and unpaid accrued interest and all outstanding Term Loans maturing on December 1, 2025. In conjunction with this amendment, we incurred a facility fee of $1.1 million, which is due to Oxford on the maturity date. Our obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. As of June 30, 2021, we were in compliance with all covenants under the 2021 Amended Loan Agreement.

On November 30, 2020, ICE Benchmark Administration, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Pursuant to the 2021 Amended Loan Agreement, the SOFR as published by the Federal Reserve Bank of New York will replace USD LIBOR as a basis for calculating the interest on our Term Loans as and when USD LIBOR is discontinued.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(70,144)	$(53,686)
Cash provided by investing activities	185,444	5,661
Cash provided by financing activities	427	107,374
Net increase in cash and cash equivalents	$115,727	$59,349

Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $70.1 million, primarily resulting from our net loss of $84.0 million, offset by non-cash expenses of $10.9 million, and net cash increase from changes in our operating assets and liabilities of $3.0 million. Non-cash charges consisted primarily of $8.2 million in stock-based compensation and $2.2 million in depreciation and amortization expense. Net cash increase from changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $3.7 million increase in accounts payable and a $1.7 million decrease in prepaid expenses and other current assets partially offset by a $2.7 million decrease in accrued expenses and other liabilities.

During the six months ended June 30, 2020, operating activities used $53.7 million of cash, primarily resulting from our net loss of $59.2 million, offset by non-cash expenses of $4.7 million, and net cash increase from changes in our operating assets and liabilities of $0.9 million. Non-cash charges consisted primarily of $3.1 million in stock-based compensation, $0.9 million in depreciation and amortization expense and $0.5 million of accretion of discount on issued term debt.

Cash Provided by Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $185.4 million, consisting primarily of proceeds from maturities of short-term investments of $187.5 million partially offset by purchases of property and equipment of $2.1 million.

During the six months ended June 30, 2020, net cash provided by investing activities was $5.7 million, consisting of proceeds from maturities of short-term investments of $37.5 million partially offset by purchase of short-term investments of $20.0 million and purchase of property and equipment of $12.0 million.

The timing of purchases and sales of our short-term investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financings activities was $0.4 million, representing proceeds from the exercises of stock options.

During the six months ended June 30, 2020, net cash provided by financings activities was $107.4 million, consisting primarily of $104.1 million in net proceeds from the sale of Series D preferred stock and $4.2 million in grant payments from CIRM.

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

We have also entered into a several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. The payment obligations under these license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

During the six months ended June 30, 2021, except for the lease commitments disclosed in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

There were no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2020 Annual Report.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $237.3 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of June 30, 2021, we had $30.0 million of borrowings outstanding under the 2021 Amended Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. LIBOR is scheduled to be phased out in June 2023. Pursuant to the 2021 Amended Loan Agreement, the SOFR as published by the Federal Reserve Bank of New York will replace USD LIBOR as a basis for calculating the interest on our Term Loans as and when USD LIBOR is discontinued, which could result in higher interest rates applicable to the principal amount of our Term Loans. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2021 we have incurred a net loss of $84.0 million, and negative cash flows from operations of $70.1 million. For the year ended December 31, 2020 our net loss was $129.8 million. As of June 30, 2021, we had an accumulated deficit of $365.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2021, we had $237.3 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

To date, we have only tested P-BCMA-101 and P-PSMA-101 in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. In our ongoing Phase 1 clinical trial of P-BCMA-101, as of the data cutoff of November 16, 2020, the rate of CRS remained low at approximately 20%, with none being ≥ Grade 3. There were also two patients reported to have neurotoxicity related to P-BCMA-101, one case (confusion) observed in a patient with mental status changes before administration of P-BCMA-101 and another case (aphasia) was reported in a patient in conjunction with pneumonia and sepsis, and no deaths related to P-BCMA-101. Overall other common treatment emergent adverse events and SAEs have included cytopenias, infections and constitutional symptoms, which are mostly consistent with conditioning lymphodepletion therapy and the underlying disease and not generally believed by us to be related to CAR-T therapies like P-BCMA-101. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products and temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Inspections were restarted by FDA on a risk-based basis in July 2020. Regulatory authorities outside the

United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2021, we had 220 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our headquarters, main research facility and pilot manufacturing facility are located in San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service providers’ disaster recovery and business continuity plans, which could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans, business, financial condition or results of operations.

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

As of December 31, 2020, we had $23.3 million of U.S. federal NOLs that will begin to expire in 2032, and $205.4 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2020, we also had aggregate U.S. federal orphan drug credits and research and development, or R&D, credits of approximately $17.7 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the Tax Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On

December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

•

federal civil and criminal false claims laws, such as the civil False Claims Act, or FCA, which can be enforced by private citizens through civil qui tam actions, and the Civil Monetary Penalties Law prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with, among other things their alleged off-label promotion of drugs, engaging in improper consulting arrangements with physicians, concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through August 6, 2021, the closing price of our common stock has ranged between $7.96 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-239321) that was declared effective on July 9, 2020.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through June 30, 2021, we have not used any of the net proceeds from our IPO. We are investing the remaining funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our Annual Report.

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

10.1	Fifth Amendment to Loan and Security Agreement, by and among the Registrant, Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated June 24, 2021.

10.2+

Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on July 23, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

+	Indicates management contract or compensatory plan.
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

POSEIDA THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Eric Ostertag
Eric Ostertag, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Mark J. Gergen
Mark J. Gergen
President, Chief Business Officer
(Principal Financial Officer)