Form 10-Q
period 2021-09-30
Poseida Therapeutics, Inc.
filed 2021-11-09
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the registrant had 62,506,279 shares of common stock, $0.0001 par value per share, outstanding.

POSEIDA THERAPEUTICS, INC.

Index

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (Unaudited)	5
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	6
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020.	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3. Defaults Upon Senior Securities	80
Item 4. Mine Safety Disclosures	80
Item 5. Other Information	80
Item 6. Exhibits	80
Signatures	82

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$197,811	$83,966
Short-term investments	—	225,186
Prepaid expenses and other current assets	6,988	4,844
Total current assets	204,799	313,996
Property and equipment, net	22,442	23,336
Operating lease right-of-use assets	25,187	24,986
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	3,961	3,618
Total assets	$261,937	$371,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,644	$763
Accrued expenses and other liabilities	22,721	24,454
Operating lease liabilities, current	5,432	4,808
Total current liabilities	31,797	30,025
Operating lease liabilities, non-current	25,382	25,374
Term debt	29,314	29,133
Deferred CIRM grant liability	23,755	23,755
Deferred tax liability	55	55
Other long-term liabilities	1,477	1,174
Total liabilities	111,780	109,516
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at September 30, 2021 and December 31, 2020; 62,469,819 and 61,860,897 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	558,479	543,842
Accumulated other comprehensive income	—	5
Accumulated deficit	(408,328)	(281,885)
Total stockholders’ equity	150,157	261,968
Total liabilities and stockholders’ equity	$261,937	$371,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$32,524	$27,016	$97,627	$75,636
General and administrative	9,066	6,458	26,306	15,553
Total operating expenses	41,590	33,474	123,933	91,189
Loss from operations	(41,590)	(33,474)	(123,933)	(91,189)
Other income (expense):
Interest expense	(837)	(848)	(2,518)	(2,654)
Other income (expense), net	3	(92)	8	216
Net loss before income tax	(42,424)	(34,414)	(126,443)	(93,627)
Income tax expense	—	—	—	—
Net loss	$(42,424)	$(34,414)	$(126,443)	$(93,627)

Other comprehensive expense:
Unrealized loss on short-term investments	(1)	(59)	(5)	(58)
Comprehensive loss	$(42,425)	$(34,473)	$(126,448)	$(93,685)

Net loss per share, basic and diluted	$(0.68)	$(0.63)	$(2.03)	$(3.43)
Weighted-average number of shares outstanding, basic and diluted	62,298,243	54,973,788	62,144,595	27,324,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486
Issuance of common stock under employee stock compensation plans	39,431	—	67	—	—	67
Stock-based compensation expense	—	—	4,742	—	—	4,742
Unrealized loss on available-for-sale investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(45,705)	(45,705)
Balance at June 30, 2021	62,166,167	$6	$552,473	$1	$(365,904)	$186,576
Issuance of common stock under employee stock compensation plans	303,652	—	1,855	—	—	1,855
Stock-based compensation expense	—	—	4,151	—	—	4,151
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(42,424)	(42,424)
Balance at September 30, 2021	62,469,819	$6	$558,479	$—	$(408,328)	$150,157

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Transition adjustment from adoption of ASC 842 (Note 10)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	174,359	—	183	—	—	183
Stock-based compensation expense	—	—	—	—	1,509	—	—	1,509
Unrealized gain on available- for-sale investments	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(28,784)	(28,784)
Balance at March 31, 2020	32,934,785	$222,173	13,370,778	$2	$4,381	$130	$(180,894)	$(176,381)
Issuance of Series D preferred stock for cash, net of issuance costs of $5,359	10,018,300	104,140	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,616	—	—	1,616
Unrealized loss on available-for-sale securities	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	(30,428)	(30,428)
Balance at June 30, 2020	42,953,085	$326,313	13,370,778	$2	$5,997	$20	$(211,322)	$(205,303)
Issuance of common stock under employee stock compensation plans	—	—	3,623	—	3	—	—	3
Issuance of common stock for conversion of preferred stock upon closing of initial public offering	(42,953,085)	(326,313)	34,445,108	3	326,310	—	—	326,313
Issuance of common stock from initial public offering, net of issuance costs $18,257	—	—	14,000,000	1	205,742	—	—	205,743
Stock-based compensation expense	—	—	—	—	1,895	—	—	1,895
Reclassification of Series A-1 and Series B warrants	—	—	—	—	1,658	—	—	1,658
Unrealized loss on available- for-sale investments	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(34,414)	(34,414)
Balance at September 30, 2020	—	$—	61,819,509	$6	$541,605	$(39)	$(245,736)	$295,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(126,443)	$(93,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,369	1,546
Loss on disposal of property and equipment	3	—
Stock-based compensation	12,355	5,020
Change in preferred stock warrant liability	—	387
Accretion of discount on issued term debt	484	638
Accretion of investment discount, net	133	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,096)	(2,277)
Operating lease right-of-use assets	2,699	3,117
Other long-term assets	(228)	(137)
Accounts payable	2,882	(3,979)
Accrued expenses and other liabilities	(1,906)	8,980
Operating lease liabilities	(2,268)	(2,681)
Net cash used in operating activities	(111,016)	(83,013)
Investing Activities:
Purchases of property and equipment	(2,421)	(14,756)
Purchases of short-term investments	—	(295,147)
Proceeds from maturities of short-term investments	225,000	57,500
Net cash provided by (used in) investing activities	222,579	(252,403)
Financing Activities:
Net proceeds from issuance of common stock under employee stock compensation plans	2,282	186
Issuance of Series D financing, net of issuance costs	—	104,140
Proceeds from initial public offering, net of issuance costs	—	205,743
Payment of debt issuance costs	—	(329)
Net proceeds from CIRM grant awards	—	4,163
Net cash provided by financing activities	2,282	313,903
Net increase (decrease) in cash and cash equivalents	113,845	(21,513)
Cash and cash equivalents at beginning of period	83,966	87,784
Cash and cash equivalents at end of period	$197,811	$66,271

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$58	$1,715
Deferred offering costs incurred but not yet paid	115	—
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	—	326,313

Supplemental disclosure of cash flow information:
Interest paid	$2,041	$2,349

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the nine months ended September 30, 2021 the Company incurred a net loss of $126.4 million and negative cash flows from operations of $111.0 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2021, the Company had an accumulated deficit of $408.3 million.

The Company expects that its cash and cash equivalents as of September 30, 2021 of $197.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and also clarified and amended existing guidance to improve consistent application. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplified the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$13,447	$11,420
Leasehold improvements	13,892	13,826
Computer equipment and software	2,135	1,381
Furniture and fixtures	928	928
Construction in progress	—	376
Total property and equipment	30,402	27,931
Less: Accumulated depreciation and amortization	(7,960)	(4,595)
Total property and equipment, net	$22,442	$23,336

Depreciation and amortization expense associated with property and equipment was $1.2 million and $3.4 million for the three and nine months ended September 30, 2021, respectively and $0.7 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Contract research services	$14,067	$15,822
Payroll and related expense	5,862	6,793
Other	2,792	1,839
Total accrued expenses and other liabilities	$22,721	$24,454

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021:
Money market fund	$186,090	$—	$—	$186,090
Total	$186,090	$—	$—	$186,090

December 31, 2020:
Money market fund	$70,713	$—	$—	$70,713
U.S. government agency securities and treasuries	225,181	5	—	$225,186
Total	$295,894	$5	$—	$295,899

No available-for-sale debt securities held as of September 30, 2021 and December 31, 2020 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2021, the Company did not have any securities in material unrealized loss positions.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2021:
Assets:
Money market funds(1)	$186,090	$—	$—
Total	$186,090	$—	$—

December 31, 2020:
Assets:
Money market funds(1)	$70,713	$—	$—
Short-term investments	225,186	—	—
Total	$295,899	$—	$—

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

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of September 30, 2021 with up to an aggregate of $0.1 million in future milestone payments. Subsequent to September 30, 2021, the Company made the decision to wind down clinical development of the P-BCMA-101 program, which may result in changes to the amount included in the deferred CIRM grant liability in future periods.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of September 30, 2021.

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

The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate and (b) 2.0%. The interest rate for the Term Loans as of September 30, 2021 was 8.94% per annum. The Company is required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. As of September 30, 2021, there was $20.0 million outstanding under the Term A Loan and $10.0 million outstanding under the Term B Loan. In connection with the Term A Loan and the Term B Loan, the Company incurred debt issuance costs of $1.0 million and $0.3 million, respectively, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term A Loan and the Term B Loan, respectively. Interest on the Term A Loan and the Term B Loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 10.86% and 10.72%, respectively. As of September 30, 2021, the balance of the unamortized debt discount was $0.7 million. The balance of the accrued final payment fee was $1.5 million as of September 30, 2021 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to prepay all, but not less than all, the Term Loans borrowed, provided that the Company will be obligated to pay a prepayment fee equal to 1.0% of the Term Loans prepaid.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding under the 2021 Amended Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of September 30, 2021, the Company was in compliance with all covenants under the 2021 Amended Loan Agreement.

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

The fair value of the warrants was originally treated as a debt discount and recorded as a preferred stock warrant liability. The debt discount is amortized over the term of the Term Loans to interest expense.

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

Following is a summary of the Company’s stock option activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2021	4,738,607	$10.34
Granted	5,552,945	9.17
Exercised	(529,555)	3.29
Forfeited/Cancelled	(1,305,159)	10.43
Balance at September 30, 2021	8,456,838	$10.00	8.36	$3,391
Options vested and expected to vest as of September 30, 2021	8,456,838	$10.00	8.36	$3,391
Options vested and exercisable as of September 30, 2021	2,687,961	$9.87	7.00	$3,119

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $3.2 million and $2.0 million, respectively, determined as of the date of exercise. The Company received $1.7 million and $0.2 million in cash from options exercised during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, total unrecognized compensation cost related to stock options was $43.5 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.5%–1.1%	0.4%–1.4%
Expected volatility	82.2%–84.3%	79.0–86.0%
Expected term (years)	5.5–6.0	5.5–6.0
Dividend yield	—	—

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the IPO. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the nine months ended September 30, 2021, a total of 79,367 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.5 million.

The Company recorded total stock-based compensation expense in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,049	$1,026	$5,966	$2,794
General and administrative	2,102	869	6,389	2,225
Total stock-based compensation expense	$4,151	$1,895	$12,355	$5,019

Note 10. Commitments and Contingencies

Operating Leases

As of September 30, 2021, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 83,000 square feet with remaining lease terms of 8.25 years. The manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 3 years.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $4.7 million and $4.4 million, respectively, of operating lease expense. During the nine months ended September 30, 2021, the Company paid $4.5 million for its operating leases. As of September 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 7.7 years and 8.9%, respectively.

As of September 30, 2021, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remaining 3 months)	$1,581
2022	5,425
2023	5,555
2024	4,870
2025	4,735
Thereafter	20,403
Total future lease payments	42,569
Imputed interest	(11,755)
Total lease liability balance	30,814
Less current portion of lease liability	5,432
Lease liability, net of current portion	$25,382

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

	Nine Months Ended September 30,
	2021	2020
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
Stock options to purchase common stock	8,456,838	4,565,817
	8,577,960	4,686,939

Note 12. Subsequent Event

In October 2021, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Takeda Pharmaceuticals USA, Inc. (“Takeda”), pursuant to which the Company granted to Takeda a worldwide exclusive license under the Company’s piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. The parties will collaborate to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. The Company is obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Collaboration Agreement, Takeda is obligated to make an upfront payment to the Company of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs; provided that the Company is obligated to perform certain platform development activities at its own cost. Under the Collaboration Agreement, the Company is eligible to receive upfront and preclinical milestone payments that could potentially exceed $125.0 million in the aggregate if preclinical milestones for all six programs are achieved. The Company is also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. The Company is entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

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

Our most advanced investigational clinical programs are:

•

P-PSMA-101, which is an autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We are currently evaluating P-PSMA-101 in a Phase 1 clinical trial. We presented encouraging preliminary results from our Phase 1 clinical trial of P-PSMA-101 in our first solid tumor indication on August 31, 2021 at the 6th Annual CAR-TCR Summit and anticipate providing a further clinical update in the first half of 2022.

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. Our investigational new drug application, or IND, for this program was cleared by the FDA in August 2021 and we have initiated the clinical trial. P-BCMA-ALLO1 continues to meet our expectations, and with the clearance of the IND for P-BCMA-ALLO1 and the initiation of the Phase 1 clinical trial, we are reallocating our efforts and resources to advancing P-BCMA-ALLO1 in lieu of P-BCMA-101 and will be winding down the P-BCMA-101 program.

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

Our other near-term investigational clinical programs are:

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

•

P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies. We anticipate an IND filing and initiation of a Phase 1 clinical trial by the end of 2022.

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

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase, or OTC, deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are currently evaluating whether to modify the P-OTC-101 program to move completely to our non-viral nanoparticle delivery system.

•

P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. As of October 2021, our P-FVIII-101 program is included in the collaboration and license agreement, or the Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, and Takeda will be responsible for all future development costs.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-PSMA-101 and P-BCMA-ALLO1, and begin to commercialize any approved products. While we anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates, we expect a decrease in our development costs for P-BCMA-101 as we transition to our allogeneic platform. In addition, all development costs related to partnered programs will be reimbursed by Takeda. We also expect increases related to an anticipated increase in personnel, accounting, audit, legal, regulatory and consulting services, and costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-PSMA-101 and P-BCMA-ALLO1, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing and related steps. We work with a number of third-party contract manufacturing organizations for production of our product candidates. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. We have completed construction of an internal pilot GMP manufacturing facility in San

Diego, California adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies of our product candidates for Phase 1 and Phase 2 clinical trials in the future. We commenced operations in this facility in the second half of 2020, and received state licensure, which allowed us to commence GMP activity in the third quarter of 2021, however we expect that we will continue to rely on third parties for various manufacturing needs. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

Recent Developments

In October 2021, we entered into a Collaboration Agreement with Takeda, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We will collaborate with Takeda to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Collaboration Agreement, Takeda is obligated to make an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 program; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101 and other programs subject to the Collaboration Agreement will be driven by Takeda. Under the Collaboration Agreement, we are eligible to receive upfront and preclinical milestone payments that could potentially exceed $125.0 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

In-License Agreements

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

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. To date we have received a total of $19.7 million from this grant and we may receive up to $0.1 million in future grant payments.  In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, we record proceeds as a liability when received. Subsequent to September 30, 2021, the Company made the decision to wind down clinical development of the P-BCMA-101 program, which may result in changes to the amount included in the deferred CIRM grant liability in future periods.

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

•	payments made under third-party licensing agreements; and
•	laboratory supplies and research materials.

Internal costs include:

•	personnel-related expenses, consisting of employee salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•	the cost to develop manufacturing capability at our San Diego facility for manufacture of cell therapies for use in clinical trials;
•	the cost of manufacturing clinical materials for use in our preclinical studies and future clinical trials; and
•	facilities, depreciation and other expenses, consisting of direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 trial of P-PSMA-101 for the treatment of patients with mCRPC and Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-PSMA-101 and P-BCMA-ALLO1, and begin to commercialize any approved products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$32,524	$27,016	$5,508
General and administrative	9,066	6,458	2,608
Total operating expenses	41,590	33,474	8,116
Loss from operations	(41,590)	(33,474)	(8,116)
Other income (expense):
Interest expense	(837)	(848)	11
Other income (expense), net	3	(92)	95
Net loss before income tax	(42,424)	(34,414)	(8,010)
Income tax expense	—	—	—
Net loss	$(42,424)	$(34,414)	$(8,010)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$10,151	$11,304	$(1,153)
Preclinical stage programs and other unallocated expenses	8,317	5,681	2,636
Internal costs:
Personnel	11,200	7,858	3,342
Facilities and other	2,856	2,173	683
Total research and development expenses	$32,524	$27,016	$5,508

(1)

Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 programs for the period ended September 30, 2020 and costs related to P-BCMA-101, P-BCMA-ALLO1, and P-PSMA-101 programs for the period ended September 30, 2021.

Research and development expenses were $32.5 million for the three months ended September 30, 2021, compared to $27.0 million for the three months ended September 30, 2020. The increase in research and development expenses of $5.5 million was primarily due to an increase of $3.3 million in personnel expenses as a result of an increase in headcount combined with a $1.0 million increase in stock-based compensation expense, a $2.6 million increase in external costs related to our preclinical stage programs, and a $0.7 million increase in internal facilities and other costs, partially offset by a decrease of $1.2 million in external costs related to our clinical stage programs primarily from the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trials and the P-PSMA-101 Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the three months ended September 30, 2021, compared to $6.5 million for the three months ended September 30, 2020. The increase in general and administrative expenses of $2.6 million was primarily due to an increase of $1.9 million in personnel expenses as a result of an increase in headcount combined with a $1.2 million increase in stock-based compensation expense and an increase of $0.7 million in professional fees.

Interest Expense

Interest expense was $0.8 million for each of the three months ended September 30, 2021 and 2020. Interest expense consisted of interest on the principal balance outstanding under our 2021 Amended Loan Agreement (as defined below) with Oxford Finance LLC, or Oxford, which was consistent during the respective periods.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the three months ended September 30, 2021, compared to other expense, net of $0.1 million for the three months ended September 30, 2020. This change in other income (expense), net was primarily due to a $0.1 million decrease in interest income during the three months ended September 30, 2021 primarily driven by a decrease in available interest rates for investments, partially offset by a decrease in warrant liability of $0.2 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$97,627	$75,636	$21,991
General and administrative	26,306	15,553	10,753
Total operating expenses	123,933	91,189	32,744
Loss from operations	(123,933)	(91,189)	(32,744)
Other income (expense):
Interest expense	(2,518)	(2,654)	136
Other income (expense), net	8	216	(208)
Net loss before income tax	(126,443)	(93,627)	(32,816)
Income tax expense	—	—	—
Net loss	$(126,443)	$(93,627)	$(32,816)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$33,098	$30,526	$2,572
Preclinical stage programs and other unallocated expenses	23,776	18,300	5,476
Internal costs:
Personnel	32,192	22,032	10,160
Facilities and other	8,561	4,778	3,783
Total research and development expenses	$97,627	$75,636	$21,991

(1)

Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 programs for the period ended September 30, 2020 and costs related to P-BCMA-101, P-BCMA-ALLO1, and P-PSMA-101 programs for the period ended September 30, 2021.

Research and development expenses were $97.6 million for the nine months ended September 30, 2021, compared to $75.6 million for the nine months ended September 30, 2020. The increase in research and development expenses of $22.0 million was primarily due to an increase of $10.2 million in personnel expenses as a result of an increase in headcount combined with a $3.2 million increase in stock-based compensation expense, a $5.5 million increase in external costs related to our preclinical stage programs, a $3.8 million increase in internal facilities and other costs, and an increase of $2.6 million in external costs related to our clinical stage programs primarily from the ongoing enrollment and manufacturing for the P-BCMA-101 Phase 1 and Phase 2 clinical trials and the P-PSMA-101 Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were $26.3 million for the nine months ended September 30, 2021, compared to $15.6 million for the nine months ended September 30, 2020. The increase in general and administrative expenses of $10.8 million was primarily due to an increase of $7.2 million in personnel expenses as a result of an increase in headcount combined with a $4.2 million increase in stock-based compensation expense, an increase of $1.9 million in insurance costs, and an increase of $1.7 million in professional fees.

Interest Expense

Interest expense was $2.5 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020. Interest expense consisted of interest on the principal balance outstanding under our 2021 Amended Loan Agreement with Oxford, which was consistent during the respective periods.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the nine months ended September 30, 2021, compared to other income, net of $0.2 million for the nine months ended September 30, 2020. This change in other income (expense), net was primarily due to a $0.6 million decrease in interest income during the nine months ended September 30, 2021 driven by a decrease in available interest rates for investments, partially offset by a decrease in warrant liability of $0.4 million.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing genetic engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity financings. For the nine months ended September 30, 2021 we have incurred a net loss of $126.4 million, and negative cash flows from operations of $111.0 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2021, we had an accumulated deficit of $408.3 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $30.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In October 2021, we signed a collaboration agreement with Takeda, in which we expect to receive an upfront payment of $45.0 million in the fourth quarter of 2021. We expect that our cash and cash equivalents as of September 30, 2021 of $197.8 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our business strategy.

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

In February 2019, we drew the remaining available balance under the 2018 Loan Agreement, or Term B loan, in the amount of $10.0 million. The Term A loan and Term B loan, or collectively Term Loans, bear interest at a floating per annum rate equal to 6.94% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 2.00%. As of September 30, 2021, the interest rate applicable to our Term Loans borrowing was 8.94%.

In June 2021, we entered into an amendment to the 2018 Loan Agreement, or the 2021 Amended Loan Agreement, with Oxford to extend the interest-only payment period and maturity date resulting in the interest-only payments period extend through June 30, 2023, followed by 30 equal monthly payments of principal and unpaid accrued interest and all outstanding Term Loans maturing on December 1, 2025. In conjunction with this amendment, we incurred a facility fee of $1.1 million, which is due to Oxford on the maturity date. Our obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. As of September 30, 2021, we were in compliance with all covenants under the 2021 Amended Loan Agreement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(111,016)	$(83,013)
Cash provided by (used in) investing activities	222,579	(252,403)
Cash provided by financing activities	2,282	313,903
Net increase (decrease) in cash and cash equivalents	$113,845	$(21,513)

Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $111.0 million, primarily resulting from our net loss of $126.4 million, combined with non-cash expenses of $16.3 million, and net cash decrease from changes in our operating assets and liabilities of $0.9 million. Non-cash charges consisted primarily of $12.4 million in stock-based compensation and $3.4 million in depreciation and amortization expense. Net cash decrease from changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $2.1 million increase in prepaid expenses and other current assets and by a $1.9 million decrease in accrued expenses and other liabilities, partially offset by a $2.9 million increase in accounts payable.

During the nine months ended September 30, 2020, operating activities used $83.0 million of cash, primarily resulting from our net loss of $93.6 million, offset by non-cash expenses of $7.6 million, and net cash increase from changes in our operating assets and liabilities of $3.0 million. Non-cash charges consisted primarily of $5.0 million in stock-based compensation, $1.5 million in depreciation and amortization expense, $0.6 million of accretion of discount on issued term debt, and $0.4 million from change in fair value of the preferred stock warrant liability. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $9.0 million increase in accrued liabilities and a $3.1 million decrease in operating lease right-of-use assets, partially offset by a $4.0 million decrease in accounts payable, a $2.3 million increase in prepaid expenses and other current assets, and a $2.7 million decrease in operating lease liabilities.

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $222.6 million, consisting primarily of proceeds from maturities of short-term investments of $225.0 million, partially offset by purchases of property and equipment of $2.4 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $252.4 million, consisting of purchases of short-term investments of $295.1 million and purchase of property and equipment of $14.8 million, partially offset by proceeds from maturities of short-term investments of $57.5 million.

The timing of purchases and sales of our short-term investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financings activities was $2.3 million, representing proceeds from the exercises of stock options and purchases under our 2020 Employee Stock Purchase Plan.

During the nine months ended September 30, 2020, net cash provided by financings activities was $313.9 million, consisting primarily of $205.7 million in net proceeds from the IPO, $104.1 million in net proceeds from the sale of Series D preferred stock and $4.2 million in grant payments from CIRM.

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

We have also entered into a several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. The payment obligations under these license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

During the nine months ended September 30, 2021, except for the lease commitments disclosed in Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

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

There were no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2020 Annual Report.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $197.8 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of September 30, 2021, we had $30.0 million of borrowings outstanding under the 2021 Amended Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. LIBOR is scheduled to be phased out in June 2023. Pursuant to the 2021 Amended Loan Agreement, the SOFR as published by the Federal Reserve Bank of New York will replace USD LIBOR as a basis for calculating the interest on our Term Loans as and when USD LIBOR is discontinued, which could result in higher interest rates applicable to the principal amount of our Term Loans. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2021 we have incurred a net loss of $126.4 million, and negative cash flows from operations of $111.0 million. For the year ended December 31, 2020 our net loss was $129.8 million. As of September 30, 2021, we had an accumulated deficit of $408.3 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2021, we had $197.8 million in cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations through at least the next 12 months. However, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. On August 13, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. We recently made the decision to wind down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. We dosed the first patient in a Phase 1 clinical trial of P-PSMA-101 in May 2020, and recently initiated a Phase 1 clinical trial of P-BCMA-ALLO1. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. On August 31, 2021, we presented preliminary results from the first nine patients in the P-PSMA-101 trial. In addition, due primarily to the observation of anti-drug antibodies in some patients, we have explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response, in the expanded Phase 1 portion of our P-BCMA-101 program. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101 and P-PSMA-101, none of our product candidates have ever been tested in humans. In particular, we have only recently initiated a clinical trial for our first allogeneic CAR-T product candidate, P-BCMA-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1 for the first time in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We may encounter substantial delays in our clinical trials.*

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for P-MUC1C-ALLO1 or our liver directed gene therapy candidates until we or our collaborators complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021, we are dependent on clinical sites to complete startup activities and enroll patients. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we have resumed the trial, the clinical hold will delay the ultimate completion of the trial and we cannot guarantee that after resuming the trial, we will not observe additional patient deaths or encounter other events that cause the P-PSMA-101 trial be suspended or terminated. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own, with some sites pausing enrollment and we have experienced a delay in manufacturing at times due to potential exposure. These impacts have caused us to reevaluate the expected timing of clinical milestones and we have and continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, we have only tested P-BCMA-101 and P-PSMA-101 in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in clinical trials of P-BCMA-101 and P-PSMA-101, we may observe greater rates of these or other adverse events in our other CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial and we reported results on the first nine patients in August 2021. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

We may not ultimately receive or realize the potential benefits of orphan drug designation for any of our product candidates.*

We may seek orphan drug designation for certain of our product candidates. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. While we previously received orphan drug designation for P-BCMA-101 for the treatment of relapsed/refractory multiple myeloma, we may not receive this designation for P-BCMA-ALLO1 or any other product candidate in the future. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for certain of our product candidates; however, even if granted, such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.*

In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. While we previously received RMAT designation for P-BCMA-101 for the treatment of multiple myeloma, we may not receive this designation for P-BCMA-ALLO1 or any other product candidate in the future. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Our product candidates must meet extensive regulatory requirements before they can be commercialized and any regulatory approval may contain limitations or conditions that require substantial additional development expenses or limit our ability to successfully commercialize the product.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

To date, we have not submitted a BLA or other marketing authorization application to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. Accelerated approval requires the data to indicate the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In particular, because the FDA has already approved therapies for certain of the indications our product candidates are designed to treat, and because additional drugs may be approved for these indications while we are developing our product candidates, it is difficult to predict whether accelerated approval will be possible for our product candidates at the time we expect to submit a BLA.

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

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

If the FDA, EMA or any other comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our product candidates. Specifically, CROs, clinical investigators, and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.*

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-PSMA-101, we have licensed Centyrin binders under an agreement with Janssen Biotech Inc., or Janssen, with respect to P-BCMA-ALLO1, we have licensed heavy-chain-only binders under an agreement with TeneoBio, Inc., or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed potential binders under our agreements with Genus Oncology, LLC, or Genus, and TeneoBio, with respect to P-PSMA-ALLO1 and our dual CAR programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-PSMA-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

Our collaborators may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our product candidates and our financial condition and operating results.*

We have, with respect to our collaboration with Takeda, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, while we expect to collaborate with Takeda on the development of up to six in vivo gene therapy programs, only two such programs have been designated by Takeda and we cannot guarantee that Takeda will elect to pursue development of additional gene therapy programs under the collaboration, which would limit the potential payments we may receive under the agreement. In general, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. For example, we under our collaboration with Takeda, we are obligated to perform certain platform development activities at our own cost.

Conflicts may arise between us and our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the division of development responsibilities or expenses, development plans, the interpretation of financial provisions, or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could delay or prevent the development or commercialization of our product candidates.

Further, we are subject to the following additional risks associated with our current and any future collaborations with third parties, the occurrence of which could cause our collaboration arrangements to fail:

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may fail in their development or commercialization efforts with our product candidate, in which event the development and commercialization of such product candidate could be delayed or terminated;

•

collaborators may delay clinical trials, insufficiently fund a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators may fail to successfully design or implement clinical trials and may collect and publish clinical trial data that are inconsistent with, or contradictory to, our clinical trial results;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

collaborators may deviate from established guidelines, instructions, or best practices for product handling and storage, which may compromise the safety, purity, potency, and effectiveness of our products and potentially result in the occurrence of serious adverse events in patients using our products;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•	we could experience reductions in the payments we believe are due to us pursuant to the applicable collaboration arrangement;
•	collaborators could take actions inside or outside our collaboration that could negatively impact our rights or benefits under the applicable collaboration; or
•	our collaborators may be unwilling to keep us informed regarding the progress of their development and commercialization activities or to permit public disclosure of their progress.

We may wish to form additional collaborations in the future with respect to our product candidates, but may not be able to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of certain product candidates, including in territories outside the United States or for certain indications. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Third party collaborations generally require us to relinquish some or all of the control over the future success of the applicable product candidates to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of certain product candidates, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for certain product candidates, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 254 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the Tax Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through November 5, 2021, the closing price of our common stock has ranged between $6.23 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. If we violate HIPAA, we may be subject to significant penalties.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-239321) that was declared effective on July 9, 2020.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2021, we have used approximately $7.9 million of the net proceeds from our IPO. We are investing the remaining funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our Annual Report.

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

10.1+

Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on July 26, 2021).

10.2+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan.

10.3

Controlled Equity OfferingSM Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated August 13, 2021 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258804), filed with the SEC on August 13, 2021).

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

POSEIDA THERAPEUTICS, INC.

Date: November 9, 2021	By:	/s/ Eric Ostertag
Eric Ostertag, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Johanna Mylet
Johanna Mylet
Chief Financial Officer
(Principal Financial Officer)