Form 10-K
period 2021-12-31
Poseida Therapeutics, Inc.
filed 2022-03-10
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was approximately $357.1 million, based on the closing price of the Registrant’s common stock as reported by The Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2022 was 62,546,899.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

Auditor Firm Id: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: San Diego, California

i

Special Note Regarding Forward-Looking Statements

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

•	the potential benefits of our product candidates and technologies;
•	our expectations regarding the use of our platform technologies to generate novel product candidates;
•	the market opportunities for our product candidates and our ability to maximize those opportunities;
•	our business strategies and goals;
•	estimates of our expenses, capital requirements, any future revenue, and need for additional financing;
•	our expectations regarding manufacturing capabilities and plans;
•	the performance of our third-party suppliers and manufacturers;
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

Summary of Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in the section titled “Risk Factors” and should be carefully considered.

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

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company dedicated to utilizing our proprietary gene engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER site-specific gene editing system and nanoparticle- and AAV-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our chimeric antigen receptor T cell, or CAR-T, therapy portfolio currently consists of both autologous and allogeneic, or off-the-shelf, product candidates. No allogeneic CAR-T cell products have successfully completed clinical development and been approved for marketing yet due in part to the need for a gene editing technology in their production, but this approach has the potential to be the next significant advance in the field as ready to use, off-the-shelf products of consistently high quality. We are advancing a broad pipeline with a plan to have up to five CAR-T product candidates in the clinic by 2023 in both hematological and solid tumor oncology indications. Our most advanced product candidate, P-PSMA-101, is an autologous CAR-T being developed for the treatment of patients with metastatic castrate resistant prostate cancer, or mCRPC, currently in a Phase 1 trial. We have also initiated clinical trials for our first two fully allogeneic CAR-T product candidates, P-BCMA-ALLO1 and P-MUC1C-ALLO1. P-BCMA-ALLO1 is currently in a Phase 1 trial, being developed for patients with relapsed/refractory multiple myeloma, using the learnings from our first autologous program P-BCMA-101. P-MUC1C-ALLO1 is also currently in a Phase 1 trial and has the potential to treat a wide range of solid tumors, including breast, ovarian and other epithelial-derived cancers. In addition, we have several additional allogeneic programs advancing toward anticipated IND filings, including P-CD19CD20-ALLO1 for which we expect an IND filing in the first half of 2023.

Within gene therapy, we believe our technologies have the potential to create next generation therapies that can deliver long-term, stable gene expression that does not diminish over time and may have the capacity to result in single treatment cures. Our first liver-directed gene therapy product candidate is for the orphan genetic disease ornithine transcarbamylase, or OTC, deficiency. In addition, we have a collaboration with Takeda Pharmaceutical Company Limited, or Takeda, to develop up to six liver and hemopoietic stem cell (HSC) programs, including the P-FVIII-101 program using a fully nanoparticle approach for treating Hemophilia A. We believe our proprietary gene engineering technologies have the potential to address the limitations of the transient nature of traditional gene therapies, thereby offering distinct advantages in liver-directed gene therapy. Furthermore, we believe that we have the potential to pursue multiple in vivo and ex vivo approaches in a wide array of cell types and tissues for non-liver-directed gene therapies.

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

Differentiation based on potent and durable activity and tolerability:

Cell Therapy. Our non-viral piggyBac DNA Delivery System allows us to design CAR-T product candidates that can not only deliver very large CAR-containing transgenes to T cells, but also generate CAR-T products that deliver a high percentage of early memory T cells, such as stem cell memory T, or TSCM, cells. TSCM cells are a stem cell form of T cells that engraft, self-renew and mature into every T cell subtype, including the effector T, or TEFF, cells, which are tumor killing cells. We believe delivering a high percentage of TSCM cells will drive more gradual tumor killing, thereby inducing less inflammatory cytokine response and improving the tolerability profile of our CAR-T product candidates relative to those of existing CAR-T therapies. We believe that, through these TSCM cells, we can deliver a predominantly self-renewing CAR-T “prodrug” that can engraft and produce unlimited TEFF “drug”, an approach that potentially results in more potent activity and duration of response.

Gene Therapy. PiggyBac confers many potential advantages compared to current gene therapies that rely on traditional viral-based delivery methods. In preclinical studies, piggyBac transgene delivery exhibited high-level, long-term, stable gene expression and allowed for permanent gene integration into DNA. In contrast, traditional viral vectors used for in vivo gene therapy, such as adeno-associated virus, or AAV alone, which is a virus that can be engineered to deliver DNA to target cells, when used alone are unable to permanently integrate into DNA and thus result in transient therapeutic transgene expression, which decreases over time. PiggyBac’s ability to deliver high levels of stable integration and therapeutic transgene expression may also enable lower dosing when used in combination with AAV. Furthermore, in our preclinical studies the controlled integration of piggyBac has been shown to be non-mutagenic and non-oncogenic, which we believe makes it better suited as a delivery vehicle than AAV alone. As compared to nanoparticle alone-based delivery approaches, which similar to AAV alone approaches are transient in nature, nanoparticle combined with piggyBac may result in integration and stable therapeutic transgene expression and may also avoid the immunogenicity issues that are often associated with viral-based delivery methods.

Ability to address indications currently inaccessible by cell and gene therapeutics:

Cell Therapy. We believe the ability of our CAR-T product candidates to engraft and produce a potentially unlimited number of TEFF cells is a critical advantage that has allowed our use of CAR-T to move beyond hematological tumors and into solid tumors, an area historically limited due to the lack of persistence and durability of therapeutic cells needed to produce a clinical impact.

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

Widespread patient accessibility enabling broader commercial adoption:

Cell Therapy. CAR-T treatments have faced both cost and safety challenges. Our engineering of proprietary booster molecules allows us to potentially generate hundreds of doses from a single manufacturing run in our fully allogeneic CAR-T program. We believe this will lead to a significant reduction in costs to levels in the range of traditional biologic therapeutics in oncology. Additionally, piggyBac is intrinsically more cost effective than historical CAR-T methods as it utilizes nucleic acids, DNA and RNA produced using good manufacturing practices, or GMP, which are faster and cheaper to produce than GMP virus. Our focus on TSCM, first initiated in our autologous CAR-T product candidates, offers potential tolerability benefits and has demonstrated the potential of our approach to limit cytokine release syndrome, or CRS, and neurotoxicity that has limited the broad commercial adoption and utility of existing autologous CAR-T therapeutics. As a result of its tolerability profile and following discussions with the FDA, in P-BCMA-101, our first Phase 1 clinical trial in CAR-T, we were able to dose 24 patients on a fully outpatient basis, which we believe could translate to our other programs and support broader commercial adoption, if approved.

Gene Therapy. PiggyBac’s ability to permanently integrate into the DNA yields the potential to provide more durable responses within gene therapy for many diseases that current viral-based approaches are unable to address. Importantly, we believe piggyBac will drive our potential ability to deliver single treatment cures, overcoming the limitations of viral-based therapies related to tolerability and durability. PiggyBac in combination with AAV may enable lower dosing, thereby improving tolerability and reducing costs. In other product candidates, nanoparticle delivery of piggyBac will eliminate the need for AAV and may further improve tolerability and reduce cost. We believe these characteristics will potentially yield significant commercial advantages and confer meaningful pharmacoeconomic benefits to payors potentially resulting in broader commercial adoption, if approved.

Our Proprietary Cell and Gene Engineering Platform Technologies

We have developed a proprietary suite of gene engineering technologies that have broad utility. The breadth and depth of our technology platforms fall into three primary categories: (1) non-viral gene insertion, (2) gene editing and (3) gene delivery, supported by CAR-T tools.

•

Non-viral gene insertion. Our proprietary, non-viral piggyBac DNA Delivery System, which includes our Super piggyBac transposase enzyme, is highly efficient at stable gene insertion and has a significantly larger genetic cargo capacity as compared to viral methods (potentially greater than 20x lentivirus). As a result, our product candidates can contain transgenes large enough to include multiple chimeric antigen receptor, or CAR, and/or T cell receptor, or TCR, genes, selection genes, safety switch genes and potentially other cargo for specific treatment applications, making it a highly versatile platform. Importantly, piggyBac works in a wide variety of cell types, both dividing and non-dividing, T cells, B cells, natural killer cells, hematopoietic stem cells, or HSCs, induced pluripotent stem cells, primary hepatocytes and numerous other cell types giving it broad reach and applicability.

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

•	Additional proprietary tools. We also have a number of other technologies and tools that have been developed for specific applications including:
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

o

Booster molecules. We have developed a technology that enables improved expansion of gene-edited allogeneic cells without affecting their desirable TSCM characteristics. The booster molecule is an RNA-based technology introduced to T cells during the manufacturing process, which results in transient expression of a receptor on the surface of T cells that allows the cells to respond to antibody-based activator molecules, resulting in significant expansion of the cells without causing maturation or exhaustion of the cells. Using this approach, we can create potentially hundreds of doses from a single manufacturing run yet maintain the high percentage of desirable TSCM cells in the final product candidate. This technology is currently used in our allogeneic CAR-T programs but may have utility in other cell types.

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

Our Pipeline

Our broad and versatile set of proprietary platform technologies has allowed us to develop a deep pipeline of novel product candidates with composition of matter patent protection through at least 2037. Our initial focus is on CAR-T for oncology and liver-directed gene therapy programs for rare diseases.

CAR-T for Oncology

The following table summarizes our current wholly-owned CAR-T for Oncology product candidate portfolio:

Autologous Program

Our autologous CAR-T product candidate is developed using a patient’s own cells to treat their disease. We believe our ability to develop product candidates with a high percentage of TSCM cells may result in improved tolerability and the potential to see more durable responses than the current generation of CAR-T therapeutics. We are also exploring novel dosing strategies in our autologous program to more fully optimize clinical approaches. Importantly, all the learnings from our autologous programs have and continue to be transferred and utilized to inform and improve our allogeneic programs.

P-PSMA-101

•	Autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with mCRPC.
•

We initiated a Phase 1 clinical trial and dosed the first patient in May 2020. Following a patient death, the trial was placed on clinical hold in August 2020 which was subsequently lifted in November 2020. The Phase 1 trial resumed in early 2021.

•

We recently reported interim results from our Phase 1 clinical trial at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO-GU, in February 2022. As of the data cutoff date of December 31, 2021, 14 patients had evaluable data. Ten of 14 (71%) patients demonstrated measurable declines in Prostate Specific Antigen, or PSA, levels, 5 of 14 (36%) patients showed a decline in PSA levels of 50% or more, and one patient who demonstrated evidence of complete tumor elimination and remains in a durable response of greater than ten months at the time of the ASCO-GU presentation.

•	We recently amended the clinical protocol to include patients with salivary gland cancer, given the high unmet medical need.
•	Manufactured using our non-viral piggyBac DNA Delivery System.
•	We are also developing P-PSMA-ALLO1, an allogeneic version of this program.

Allogeneic Programs

Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses are cryopreserved and stored at treatment centers for future off-the-shelf use.

P-BCMA-ALLO1

•	Allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients.
•	We have designed P-BCMA-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.
•	We received clearance from the FDA on our IND filing in the second half of 2021 and initial data from our Phase 1 clinical trial is expected in the second half of 2022.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

•

Learnings from our first clinical trial, P-BCMA-101, an autologous program, were used to design our first allogeneic program, including the inclusion of a single chain VH BCMA binder and implementation of modifications we made to our manufacturing process using a nanoplasmid which translated into an increase in the depth and rate of responses at comparable doses in our P-BCMA-101 trial.

•	Based on the findings from the P-BCMA-101 trial, we are including an arm in the trial for P-BCMA-ALLO1 to explore rituximab as part of our dosing strategy.

P-MUC1C-ALLO1

•

Allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C.

•

P-MUC1C-ALLO1, our first allogeneic solid tumor program, was designed to leverage the learnings of our P-BCMA-ALLO1 and P-PSMA-101 programs. We have designed P-MUC1C-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.

•

We have demonstrated the elimination of tumor cells to undetectable levels in a preclinical model of ovarian cancer and two models of breast cancer, including a model of triple negative breast cancer in which immuno-deficient mice were implanted with a human metastatic breast cancer cell line.

•	We received clearance from the FDA on our IND filing in late 2021 and expect initial clinical data from our Phase 1 clinical trial in the second half of 2022.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

P-CD19CD20-ALLO1

•

Our first dual CAR allogeneic CAR-T product candidate targeting CD19 and CD20 being developed to treat patients with B-Cell malignancies. Dual CAR product candidates contain two fully functional CAR molecules to target cells that express at least one of the two intended targets.

•	We have designed P-CD19CD20-ALLO1 to be fully allogeneic, with genetic edits to eliminate or reduce both host-vs-graft and graft-vs-host alloreactivity.
•	We anticipate an IND filing and initiation of a Phase 1 clinical trial in the first half of 2023.
•

Manufactured using our proprietary Cas-CLOVER site-specific gene editing technology to reduce or eliminate reactivity, in addition to our piggyBac DNA Delivery System for non-viral gene insertion and our booster molecule technology for manufacturing scalability.

Additional Allogeneic Programs

We have strategically designed our initial and upcoming clinical programs in order to best utilize the findings from our early studies to inform further pipeline development. We have several preclinical programs intended to represent second or third generation programs for our various targets, and are exploring additional indications utilizing different capabilities of our platform, such as dual CAR approaches.

Gene Therapy

The following table summarizes our current gene therapy product candidate portfolio including a representation of programs that we partnered with Takeda in 2021:

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV or our nanoparticle technology to overcome the major limitations of traditional AAV gene therapy. We believe that our approach will result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. Our eventual goal is to completely replace AAV with our nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

P-OTC-101. P-OTC-101 is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of OTC deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are currently evaluating whether to modify the P-OTC-101 program to move completely to our non-viral nanoparticle delivery system.

P-FVIII-101. P-FVIII-101 is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Our preclinical data demonstrates an ability to correct this deficiency to near normal levels in a juvenile mouse model using nanoparticle delivery of our P-FVIII-101 potential product candidate. As of October 2021, our P-FVIII-101 program is included in the collaboration and license agreement with Takeda, or the Takeda Collaboration Agreement, and Takeda will be responsible for all future development costs and timeline disclosures.

Additional Takeda funded Programs. In October 2021, we entered into the Takeda Collaboration Agreement, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. In addition to P-FVIII-101, as part of the Takeda Collaboration Agreement, we granted Takeda a license to five additional undisclosed preclinical programs in both liver and HSC-directed indications. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program. Takeda will be responsible for all future development costs and timeline disclosures for these programs as well. Takeda is also obligated to provide funding for all collaboration program development costs. Takeda also has an option to elect up to two additional programs for a total of eight programs should that option be exercised.

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

Rapidly develop and commercialize allogeneic CAR-T therapies targeting hematological malignancies. We are developing P-BCMA-ALLO1, a product candidate for patients with relapsed/refractory multiple myeloma, to address cost and safety limitations of current CAR-T therapies utilized in this indication. Over time, we plan to develop our product candidates in earlier lines of treatment and for other hematological malignancies and will seek to commercialize in community hospital settings, and eventually in outpatient infusion sites. Our approach for P-BCMA-ALLO1 is using the findings from our P-BCMA-101 autologous program, which based on the toxicity profile observed in the Phase 1 clinical trial and following discussions with the FDA allowed us to dose on a fully outpatient basis.

Leverage the strength and breadth of our platform technologies to develop autologous and allogeneic CAR-T therapies in solid tumors. Our platform technology is designed to address the historical CAR-T limitations in treating solid tumors, which result from the lack of product persistence needed to have a clinical impact on these indications. We are advancing both P-PSMA-101 and P-MUC1C-ALLO1 as candidates for the treatment of solid tumors. P-PSMA-101 is an autologous CAR-T candidate being evaluated in a Phase 1 clinical trial in which patient dosing was initiated in May 2020 and enrollment resumed in late 2020 after a clinical hold from August to November 2020 following a patient death. As we continue evaluating the findings from P-PSMA-101, including safety and efficacy in the clinic, we may decide to accelerate our allogeneic version of this product candidate, P-PSMA-ALLO1. In addition, due to the promising preclinical data we are seeing from P-BCMA-ALLO1 and initial efficacy in our first solid tumor program, P-PSMA-101, we decided to advance our first CAR-T targeting MUC1-C, P-MUC1C-ALLO1, as a fully allogeneic program. P-MUC1C-ALLO1 received IND clearance by the FDA in late 2021 and we initiated a Phase 1 clinical trial and expect initial clinical data in the second half of 2022.

Utilize our platform technologies to pursue liver-directed gene therapy programs. Our lead gene therapy product candidates, P-OTC-101 and P-FVIII-101, utilize our piggyBac technology combined with AAV or nanoparticles to target orphan genetic diseases with the goal of developing single-treatment cures. Over time, we intend to develop additional therapies for rare diseases and to replace AAV technology with nanoparticle-based delivery of our in vivo gene therapies. We believe that nanoparticle delivery of gene therapy could be a major advancement over AAV delivery by improving tolerability, lowering cost, allowing for re-dosing and addressing indications that AAV will not be able to effectively address, including diseases where correction necessitates delivery of large therapeutic transgenes. We and our current and future collaborators, including Takeda, currently plan to develop, and if approved, commercialize our gene therapy product candidates.

Utilize our technology and capabilities to develop allogeneic multi-CAR-T products. Our Dual-CAR allogeneic product candidates include P-CD19CD20-ALLO1 for B cell malignancies and potentially some autoimmune diseases, P-BCMACD19-ALLO1 for multiple myeloma and an undisclosed Dual CAR for solid tumors. We believe these multi-CAR programs highlight the ability of our piggyBac platform to enable product candidates that other technologies will not be able to achieve easily, if at all. We plan to continue developing multi-CAR product candidates, which we believe could represent a next generation of CAR-T therapies.

Evaluate strategic partnerships and structures to create value and continue to innovate and develop our platform technologies. Our platform technologies are highly differentiated with the ability to create many product candidates across a wide array of therapeutic modalities and indications. As such, we intend to seek partnerships and collaborations to expand our reach and create additional value in pursuit of our mission. In addition, we may evolve our corporate structure to implement a holding company or similar structure in order to maximize the value of our platform technologies and product candidates. In October 2021, we signed the Takeda Collaboration Agreement to further expand our gene therapy efforts. Given the breadth of our technology, we believe there are additional areas in which we could evaluate strategic partnerships.

Our Team

We are led by an experienced management team with an unwavering commitment to developing next generation cell and gene therapeutics with the capacity to cure. Our Chief Executive Officer, Mark J. Gergen, J.D., has over 25 years of experience in healthcare and life science companies and most recently served as our President and Chief Business Officer, until his recent transition to CEO in February 2022. Prior to joining our company in early 2018, Mr. Gergen was part of the executive management team for a number of successful biotechnology companies, including Amylin Pharmaceuticals, Mirati Therapeutics, and Halozyme Therapeutics. Our Executive Chairman, Eric Ostertag, M.D., Ph.D., was the first graduate from the Gene Therapy Program at the University of Pennsylvania and has over 20 years of experience in cell and gene engineering, founding multiple biotechnology companies, including Transposagen Biopharmaceuticals. Dr. Ostertag served as Transposagen’s Chief Executive Officer for 13 years, developing next-generation gene engineering technologies that were eventually spun out to create Poseida Therapeutics, in early 2015, and served as our CEO from our founding, until his recent transition to Executive Chairman in February 2022. As of December 31, 2021, the management team was supported by 263 employees, 135 of whom hold advanced degrees, including 64 with a Ph.D. and/or M.D. degree, and many with extensive experience in drug discovery and development.

Our Proprietary Platform Technologies

We believe we are well-positioned to drive the continued advancement of CAR-T therapies for the treatment of oncology indications, as well as gene therapies for severe orphan genetic diseases with the mission to create next generation product candidates with the capacity to cure. We have developed our genetic engineering technologies to overcome the primary limitations of current generation cell and gene therapeutics. Our technologies are highly differentiated and designed to provide potentially significant advantages as highlighted below:

•	PiggyBac DNA Delivery System – advantages in cell therapy applications
o	Preferentially delivers therapeutic transgenes to TSCM cells
o	Works in resting T cells, which is important in preserving TSCM cells
o	Very large cargo capacity allows insertion of additional molecules, including multi-CAR and/or TCR approaches
•	PiggyBac DNA Delivery System – advantages for in vivo gene therapy applications
o	Permanent and stable therapeutic transgene integration into DNA
o	Works efficiently in dividing and non-dividing cells and tissues
o	Potential to address pediatric liver indications
o	May enable single-treatment cures
•	Cas-CLOVER Site-Specific Gene Editing – advantages in cell therapy applications
o	Ability to perform highly efficient multiplexed gene editing enables fully allogeneic CAR-T product candidates
o	Efficient editing in resting T cells, which is important in preserving TSCM phenotype in CAR-T
o	Precise gene editing: high on-target site specificity with no to very low off target activity minimizes tolerability concerns
o	Cas-CLOVER Site-Specific Gene Editing – advantages in gene therapy applications
o	Enables in vivo gene editing
o	Works in all types of cells and tissues tested to date

•	Nanoparticle / AAV Delivery Technologies
o	Enable both ex vivo and in vivo gene therapies
o	Deliver piggyBac and Cas-CLOVER Systems to nearly any cell type or tissue
•	Proprietary Tools, such as Booster Molecules
o

Booster molecules have the potential to overcome the “Allo Tax”, which commonly refers to the suboptimal manufacturing yield and characteristics of CAR-T products due to genetic modification, by enabling improved expansion of genetically modified T cells

o	Enable expansion of T cells without affecting their desirable TSCM characteristics
o	Allow us to create potentially hundreds of doses from a single healthy donor

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

While TALEN technology can often cut specific sites in DNA with much higher fidelity than CRISPR/Cas9, it is relatively labor intensive and expensive to build. Conceptually similar, ZFN technology is a gene editing technology comprised of a class of DNA binding proteins used to make double-stranded breaks in DNA. Like TALEN technology, ZFN requires more preparation and work to use through the creation of arrays needed to target specific desired edits. TALEN and ZFN technologies both require activation of the cells to edit and do not work well in resting T cells, and thus fail to preserve a high percentage of the TSCM phenotype for CAR-T.

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

In our initial liver-directed gene therapy programs, we are currently using AAV technology and lipid nanoparticles, or LNPs, to deliver piggyBac to the liver in vivo. We have developed a variety of distinct nanoparticle compositions to achieve different delivery objectives. These nanoparticles fall generally into two categories, polymersomes and LNPs. Polymersomes are single component particles comprised of novel block co-polymers and are designed to deliver large complex molecules such as proteins. LNPs are multi-component nanoparticles composed of known and novel lipids and are designed to deliver nucleic acids including mRNA and DNA. We are evaluating polymersomes to deliver therapeutic proteins that may be synergistic with our solid tumor CAR-T product candidates. We are evaluating LNPs to deliver both our piggyBac and Cas-CLOVER technologies.

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

CAR-T therapy has emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including those that have become heavily refractory to standard therapy. Currently, only autologous CAR-T therapy is commercially available, in which T cells are removed from the body, engineered with receptors specific to cell surface targets on the patient’s tumor cells, and administered back into the body. Once the engineered T cells are administered, they are able to recognize and kill the tumor cells that express the target for the engineered receptor. We and others are now also developing allogeneic, or off-the-shelf, CAR-T therapies, in which a single donor or cell line is used to create a large number of doses of CAR-T, thereby greatly reducing the costs of manufacturing.

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

We believe that our approach could enable us to address these hurdles to unlock the potential of CAR-T therapies. The combination of our higher percentage TSCM product and a potentially improved tolerability profile may allow us to move beyond academic medical centers and broaden the reach of these products. In our first clinical trial, P-BCMA-101, we were already dosing on a fully outpatient basis, following discussions with the FDA and after evaluation of our initial allogeneic programs, hope to implement the same approach. We believe outpatient dosing will enable expanded reach and lower cost. In addition, our booster molecule technology allows us to drive scale to our allogeneic manufacturing process, resulting from the ability to produce potentially hundreds of doses of our allogeneic CAR-T product candidates from a single manufacturing run from a single healthy donor. This dramatically reduces the manufacturing cost of CAR-T therapy to levels in the range of traditional biologic therapeutics in oncology and enabling off-the-shelf availability for immediate use.

Addressing the Limitations of Early-Generation CAR-T Therapies

Although early-generation CAR-T therapy has shown significant potential, there are a number of limitations. The great majority of early-generation and current CAR-T therapies are produced using viral-based manufacturing. We believe that there are a number of inherent problems related to viral-based manufacturing that limit the potential of other CAR-T therapies. T cell engineering is typically achieved via viral transduction, the process of introducing foreign DNA into a cell using a virus, most notably with retroviruses, such as γ–retrovirus or lentivirus.

Despite extensive optimization of these viral vectors, their limitations are becoming more evident, including safety concerns regarding the insertional profile, limited genetic cargo capacity, and undesirable characteristics of the final product. We use our proprietary non-viral piggyBac DNA Delivery System to deliver CAR molecule genes to T cells. The most significant advantage of using a non-viral approach is the ability to generate CAR-T products comprised of a high percentage of TSCM cells. We believe this has the potential to result in therapies that elicit more consistent and durable responses with less toxicity. Additionally, we believe our non-viral approach will have much lower manufacturing costs and shorter manufacturing timelines. We have also developed allogeneic, or off-the-shelf, CAR-T therapies from healthy donors that will be potentially as good as or better than autologous CAR-T products, and be available off-the-shelf at a fraction of the cost of autologous therapies.

Not all T cells are created equally

TSCM cells are believed to be ideal for cell therapy because they have the potential to engraft, be long-lived, self-renewing and multi-potent in that they can create wave after wave of more differentiated cells. There is a one-way maturation pathway from TSCM cells to central memory T cells, or TCM; then to effector memory T cells, or TEM; and lastly, to TEFF cells. As T cells mature and differentiate, their core functions and capabilities change, impacting their potency and durability. Our approach is to utilize a high percentage of less differentiated T cells in our product candidates with the goal of increasing persistence and mitigating some of the key limitations of early-generation CAR-T products. We also believe that creating a product with high TSCM may be why we are seeing such success in clinical efficacy for solid tumors where the TSCM cells can engraft and create wave after wave of cells to attack the tumor. Conceptually, products that are more maturated and contain more effector cells are like a drug, whereas our products that have a high percentage of TSCM cells are like a prodrug. The TSCM cells do not kill tumor cells, they engraft and create the more differentiated cells that do the killing.

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

CAR-T products that elicit severe and potentially fatal toxicities, such as CRS and neurotoxicity, require that the drug be administered in a tertiary care hospital where the physicians are familiar with treating these toxicities and where admission to an intensive care unit is an option. The potential for these severe toxicities currently precludes administration in community hospitals or outpatient infusion centers. In our dose-escalation P-BCMA-101 Phase 1 clinical trial, as of December 15, 2021, to our knowledge no patient has had to be admitted to intensive care units for CRS or neurotoxicity. Based on these results, and following discussions with the FDA, we were able to dose on a fully outpatient basis. As we evaluate initial findings on our P-BCMA-ALLO1 program, if we continue to see the same safety responses as we did in the autologous trial, we plan to pursue outpatient dosing as well.

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

More maturated T cells, which already have a short lifespan compared with TSCM cells, can be eliminated from the patient due to their inability to persist, leading to poor efficacy of the product. One reason that premature loss of CAR-T occurs is the presence of CAR binding molecules on the surface of the T cell that can interact with each other. This results in crosslinking of the CAR molecule and a phenomenon called tonic signaling, in which the CAR-T cells are essentially always stimulated and active. Tonic signaling results in premature loss of efficacy, poor expansion and cell death, referred to as T cell exhaustion. We use binding molecules, such as Centyrins, heavy-chain-only antibody fragments and carefully selected single-chain fragment variable antibodies to minimize the risk of crosslinking and tonic signaling.

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

Another method to prevent antigen escape involves pursuing multiple targets on the cancer cell with the same CAR-T product. The likelihood that a cancer cell will be able to simultaneously downregulate or lose expression of multiple targets, as opposed to any single target, is greatly reduced. While the genetic cargo capacity of viral vectors is quite limited, piggyBac has demonstrated the ability to deliver greater than 20 times more genetic cargo capacity, allowing transfer of multiple CAR molecule genes simultaneously. We believe the large genetic cargo capacity of piggyBac could allow us to further address antigen escape by including two or more CARs or TCRs on the same T cell. We have several Dual CAR programs currently in preclinical development designed to seek improved efficacy including potentially addressing antigen escape in various indications.

In our P-BCMA-101 Phase 1 clinical trial, we observed that some patients have formed antibodies, also known as anti-drug antibodies in response to our treatment. This is not uncommon in biologic drug development, including CAR-T development. Based upon our data to date, it appears that anti-drug antibodies are more likely to form at higher dose cohorts. In our expanded Phase 1 clinical trial for P-BCMA-101 we investigated additional dosing strategies that may reduce or eliminate the impact of anti-drug antibodies, including administering the dose in smaller cycles over the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. As presented at ASH in December 2021, the P-BCMA-101 arm using rituximab showed the absence of antidrug antibodies.

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

All of our solid tumor product candidates, including P-PSMA-101 and P-MUC1C-ALLO1, are comprised of a high percentage of TSCM cells, which we believe are able to engraft, self-renew and mature into every T cell subtype, including the TEFF cells, which can persistently attack the tumor until deep responses are potentially achieved. Therefore, we believe our CAR-T product candidates have the potential to achieve high rates of response against solid tumors with a single administration. In early clinical results from P-PSMA-101, we have seen extremely promising efficacy. As reported on February 17, 2022, of the first 14 patients, 71% have seen a reduction of PSA, of which in 36% of patients saw a PSA reduction of greater than 50%. In addition, one patient demonstrated evidence of near complete tumor elimination as evidenced by PSMA PET and other markers.

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

In our P-PSMA-101 trial, we experienced a clinical hold early in the study to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101 but also partially due to a patient noncompliance event. Following protocol amendments, the clinical hold was lifted and we have since dosed additional patients in the trial without experiencing additional patient deaths potentially related to treatment. As reported on February 17, 2022 at ASCO-GU, we observed CRS in 57% of patients, with 14% of patients experiencing Grade 3 or higher and observed immune effector cell-associated neurotoxicity syndrome (ICANS) in 14% of the evaluable patients.

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

Clinical Development Strategy

We filed an IND in late 2019 and received authorization to proceed to clinical trials in early 2020. We dosed our first patient in May 2020 and resumed enrollment in November 2020 following the clinical hold on the program from August 2020 to November 2020. Enrollment continued after approval of a protocol amendment intended to increase patient compliance and safety that includes modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. The current Phase 1 protocol allows for enrollment of up to 40 adult subjects with mCRPC across four arms of up to five dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Eligible subjects who enroll in the trial undergo leukapheresis to collect T cells for P-PSMA-101 manufacturing. Before administering the P-PSMA-101 product candidate, subjects receive a conditioning lymphodepletion chemotherapy regimen. In the first arm, the regimen will be 300 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-PSMA-101. In a second arm, rituximab is added to the lymphodepletion regimen. The remaining two arms utilize these same lymphodepletion regimens, but multiple infusions of P-PSMA-101 will be administered in two-week intervals, and the lymphodepletion regimen may be repeated every six weeks twice more. Patients will then be assessed for safety and efficacy for up to 15 years. Part 2 of the trial will involve expansion of selected cohorts to further characterize outcomes for a potential recommended Phase 2 dose. A Phase 2 pivotal part or additional exploratory cohorts may be added to the trial depending on the initial findings.

P-BCMA-ALLO1: Allogeneic CAR-T in Multiple Myeloma

Overview

P-BCMA-ALLO1 is a fully allogeneic CAR-T product candidate being developed to treat multiple myeloma. We received clearance from the FDA on our IND filing in the second half of 2021 and initial data from our Phase 1 clinical trial is expected in the second half of 2022.

P-BCMA-ALLO1 is our first fully allogeneic CAR-T product candidate derived from healthy donor cells, giving it the potential to be used as an off-the-shelf therapy for unrelated multiple myeloma patients. We believe our technology and manufacturing processes are ideally suited to develop allogeneic CAR-T product candidates with reduced alloreactivity and without unwanted mutations. We use our proprietary Cas-CLOVER gene editing tool to genetically engineer T cells in order to reduce or eliminate both GvHD and host-vs-graft alloreactivity. Cas-CLOVER is designed to efficiently edit resting T cells and has demonstrated precise specificity, thereby limiting unwanted off-target mutations and helping to improve tolerability. P-BCMA-ALLO1 also includes a single chain VH BCMA binder that we believe based on preclinical data is better than the binder that was part of our P-BCMA-101 program.

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

There are approximately 100,000 patients suffering from multiple myeloma in the United States, with 30,000 new cases and nearly 13,000 deaths from the disease annually. It occurs more commonly in men than in women, typically affecting older adults, with the average age of onset of approximately 66 years. The current treatment paradigm in multiple myeloma begins with chemotherapy, proteasome inhibitors and immunomodulatory imide drugs, or IMiDs. The great majority of patients become refractory to these drugs and/or relapse, creating a high unmet need for treatments for relapsed/refractory patients. After failing proteasome inhibitors and IMiDs, patients typically resort to intensive chemotherapy regimens, with or without autologous stem cell transplant, or move to palliative care. Multiple myeloma is rarely cured, with the great majority of patients dying from the disease. Without treatment, the typical life span of a multiple myeloma patient is approximately seven months, while approximately half of those treated under the current regimens survive for five years after diagnosis. We believe P-BCMA-ALLO1, if successful in the clinic, can dramatically increase survival, as well as quality of life for relapsed/refractory multiple myeloma patients.

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

One of our goals for our P-BCMA-ALLO1 product candidate is to preserve the same high percentage of TSCM cells in the final product that we have observed with our P-BCMA-101 and solid tumor autologous product candidates. Sixteen representative research-scale manufacturing runs for P-BCMA-ALLO1 resulted in high levels of TSCM as shown in the figure below. The top quartile contained a mean of ≥74% TSCM and 94% total memory cells (TSCM + TCM) of CD8+ cells.  In addition, a mean of ≥ 90% early memory (TSCM + TCM) has been observed for 15 of the 16 products.

Further, as shown in the figures above, we have demonstrated that in preclinical models P-BCMA-ALLO1 had comparable intensity and specificity of killing target cells as an autologous version, equal or better cytokine secretion, as well as equivalent proliferative capacity.

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

Key to the creation of an allogeneic product is the specificity of the gene editing, without causing unwanted cuts or mutations in the DNA. Importantly, we demonstrated that Cas-CLOVER exhibited a high degree of specificity for on-target cutting during the cutting of gene targets in the production of P-BCMA-ALLO1. We performed deep sequencing of numerous top-ranked predicted off-target sites corresponding to these gene targets, and we did not observe any evidence of off-target activity:

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

We estimate that we will be able to generate enough cells from a single full-scale manufacturing run to treat dozens to hundreds of patients. Forty-three research lots produced from 750M starting cells from random healthy donors and put through our near clinical-scale manufacturing process resulted in between 28 and 629 doses, as shown below. The number of doses was extrapolated based on projected yield from a full-scale manufacturing run using 2500M starting cells and projected dose of 50 million (50 x 106) cells per dose. We will continue to further optimize manufacturing and to identify donor characteristics that could be predictive of better performance.

Clinical Development Strategy

The primary objectives of the Phase 1 clinical trial are to evaluate safety and any dose limiting toxicities, or DLTs, and determine the maximum tolerated dose, or MTD, of a single-dose infusion of P-BCMA-ALLO1 in adult patients with multiple myeloma who are relapsed and/or refractory to conventional therapy. In addition, we are assessing anti-myeloma response activity using the International Myeloma Working Group, or IMWG, criteria.

We are initially focused on enrolling patients with relapsed/refractory multiple myeloma who have received at least three prior lines of therapy, including a proteasome inhibitor, an IMiD, and anti-CD38 therapy, and/or who are refractory to a proteasome inhibitor, an IMiD, and anti-CD38 therapy.

We received clearance from the FDA on our IND filing in the second half of 2021 and initial data from our Phase 1 clinical trial is expected in the second half of 2022. The trial is an open-label dose escalation trial enrolling up to 40 patients. The current protocol allows for enrollment of up to 40 adult subjects in up to five dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Before administering the P-BCMA-ALLO1 product candidate, subjects receive a conditioning lymphodepletion chemotherapy regimen. The regimen will be 300 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-BCMA-ALLO1.

P-MUC1C-ALLO1: Allogeneic CAR-T in Multiple Solid Tumor Indications

Overview

P-MUC1C-ALLO1 is a fully allogeneic CAR-T product candidate with the potential to treat a wide range of solid tumor indications. The target, MUC1-C, is a tumor selective, aberrantly glycosylated, cleavage product of MUC1, that is highly expressed on most epithelial tumors. We designed P-MUC1C-ALLO1 to leverage the learnings of our P-BCMA-ALLO1 and P-PSMA-101 programs. We received clearance from the FDA on our IND filing and initiated a Phase 1 clinical trial of P-MUC1C-ALLO1 in late 2021.

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

Target Indication

We intend to further evaluate and later determine clinical indications for initial development of P-MUC1C-ALLO1 in indications where MUC1-C expression occurs. Approximately 90% of cancers derive from epithelial tissues, and among these cancers a significant percentage express MUC1-C, including common cancers such as breast, colorectal, lung, ovarian, pancreatic and renal cancers.

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

450
400
350
300
250
200
150
100
50
0
-50
Tumor Volume [mm³]
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

Clinical Development Strategy

We received clearance from the FDA on our IND filing in late 2021 and expect initial clinical data from our Phase 1 clinical trial in the second half of 2022. P-MUC1C-ALLO1 was designed to leverage the learnings of our other programs. The current Phase 1 protocol allows for enrollment of up to 100 adult subjects with advance of metastatic epithelial-derived cancers measurable by RECIST and refractory to or ineligible for standard of care therapy. Patients may be enrolled across four arms of single and multiple (cyclic) administrations using two different lymphodepletion regimens of up to five dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Enrollment will begin in cohorts with a standard 3-day cyclophosphamide and fludarabine lymphodepletion regimen given prior to cell infusion followed by cohorts adding rituximab to the lymphodepletion regimen to reduce the appearance of anti-CAR antibodies and potentially improve persistence. Planned dose escalation in each arm range from 0.75 to 15 x 106 cells/kg. Treated patients will undergo serial measurements of safety, tolerability, and tumor response and will be followed for up to 15 years after the last dose of P-MUC1C-ALLO1.

The primary objectives for this Phase 1 clinical trial include defining MTD, evaluation of overall safety and tolerability, and preliminary efficacy and disease response. Additional exploratory endpoints will include assessing tumor expression of MUC1-C and correlation to response and expansion kinetics of P-MUC1-ALLO1.

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

P-CD19CD20-ALLO1. P-CD19CD20-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for B cell leukemia and lymphoma indications and some autoimmune diseases. P-CD19CD20-ALLO1 contains two fully functional CAR molecules to target cells that express either CD19 or CD20. We believe that by targeting both CD19 and CD20, we have the potential to overcome some of the issues of earlier generation CD19 CAR-T products where antigen escape has been observed. We are developing this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing in 2023.

P-BCMACD19-ALLO1. P-BCMACD19-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for multiple myeloma. P-BCMACD19-ALLO1 contains two fully functional CAR molecules to target cells that express either BCMA or CD19. Based on published studies of CD19 therapeutic candidates in multiple myeloma patients, we believe that targeting both BCMA and CD19 may be more effective than targeting BCMA alone in some patients because it has been hypothesized that there could be myeloma stem cells that express CD19 but do not express BCMA. In addition, including CD19 may prevent anti-drug antibody responses that could shorten the effectiveness of a BCMA-only therapy in some patients. We are developing this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing after analyzing preliminary results observed in the P-BCMA-ALLO1 Phase 1 clinical trial.

Dual CAR (undisclosed). Dual CAR (undisclosed) is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for solid tumors. Dual CAR (undisclosed) contains two fully functional CAR molecules to target cells that express either of two targets that are currently undisclosed. We are developing this product candidate to be fully allogeneic by applying our learnings from the P-MUC1C-ALLO1 program. We anticipate an IND filing after analyzing preliminary results observed in the P-MUC1C-ALLO1 Phase 1 clinical trial.

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

Our Gene Therapy Programs

P-OTC-101

Overview

P-OTC-101 is an in vivo liver-directed gene therapy candidate for the treatment of OTC deficiency, which we believe has the potential to achieve single-treatment, lifetime durable responses. We are evaluating our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV or nanoparticles for the in vivo treatment of OTC deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need.

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

We are using our proprietary piggyBac DNA Delivery System combined with our proprietary nanoparticle technology to deliver a Factor VIII therapeutic transgene. This program is included in the Takeda Collaboration Agreement, and therefore Takeda is obligated to fund the program and will determine the timeline to IND submission.

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

Takeda Collaboration

In October 2021, we entered into the Takeda Collaboration Agreement pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We will collaborate with Takeda to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Takeda Collaboration Agreement, Takeda made an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 program; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101 and other programs subject to the Takeda Collaboration Agreement will be driven by Takeda.

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

CAR-T Contract Manufacturing

We work with a number of third-party contract manufacturers for production of our product candidates. For the manufacturing of P-PSMA-101 Phase 1 clinical trial, we are utilizing C3i, a contract manufacturer in Montreal, Quebec affiliated with the University of Montreal Hospital. For the manufacturing of P-BCMA-ALLO1 we have a relationship with WuXi AppTec, Inc., from which we receive clinical supplies and on which we may rely on for commercial manufacturing. We have also initiated tech transfer to potentially allow manufacturing of P-BCMA-ALLO1 in our pilot plant. For our other product candidates, we are evaluating various third-party manufacturers for clinical supply. We also work with a variety of suppliers to provide our manufacturing raw materials and we currently source our media from Stemcell and DNA components from Aldevron. We believe that our relationships with our contract manufacturers and suppliers are good.

We also have an internal pilot GMP manufacturing facility in San Diego adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies for Phase 1 and Phase 2 clinical trials. We commenced operations in this facility in the second half of 2020. We began GMP manufacturing in Q3 2021 and are using the pilot facility initially for manufacturing our P-MUC1C-ALLO1 program. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

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

Due to the promising clinical therapeutic effect of CAR-T product candidates in clinical trials, we anticipate direct competition from other organizations developing advanced T cell therapies and other types of oncology therapies. This would include companies in the CAR-T space including: Adaptimmune Therapeutics plc, Allogene, Inc., Astellas Pharma, Inc., Autolus Ltd., Bellicum Pharmaceuticals Inc., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb Company), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda.

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

We have filed or will file for patent protection in the United States and internationally for P-PSMA-101, P-BCMA-ALLO1, P-MUC1C-ALLO1, our Dual CAR product candidates, P-PSMA-ALLO1 and P-OTC-101 and P-FVIII-101, our gene therapy product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

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

Our gene therapy programs including P-OTC-101 and P-FVIII-101 are covered by a number of filings, including as of March 4, 2020, a pending provisional application that is due for conversion to a non-provisional application in March 2021. Composition of matter claims issuing from this application would not expire before 2041.

Our P-PSMA-ALLO1 and Dual CAR Programs, including P-CD19CD20-ALLO1, P-BCMACD19-ALLO1 and Dual CAR (Undisclosed), are earlier in development and our intellectual property coverage is still being developed.

Core components of each of these product candidates are protected by company-owned platform applications directed to Centyrin binders (P-PSMA-101) or heavy-chain-only antibody fragment binders (P-BCMA-ALLO1), booster molecules for enhanced immune cell expansion (currently all allogeneic products), early memory T-cells (including TSCM) and methods of producing same (P-PSMA-101, P-BCMA-ALLO1 and P-MUC1C-ALLO1), piggyBac transposition systems (all products), inducible safety switches (all products), marker genes for facilitating simultaneous selection and expansion of modified cells for product manufacture, and self-cleaving peptides for trivalent transposon constructs (all products). Notably in December 2019, we were issued a U.S. patent that has claims that cover any modified T cell product that has 25% or more TSCM cells and has a patent term expiring in 2037. We also have issued U.S. patents covering manufacturing methods and cell culture media used to produce these genetically modified TSCM cells that have patent terms expiring in 2037. We also have an issued composition of matter patent in the U.S. protecting our Cas-CLOVER site-specific gene editing system that has a patent term expiring in 2032. We also have issued composition of matter patents in the U.S. protecting our piggyBac DNA Delivery System that have patent terms expiring in 2030.

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

Collaborations

On October 11, 2021, we entered into the Takeda Collaboration Agreement with Takeda pursuant to which we granted to Takeda a worldwide exclusive license under the Company’s piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. The parties will collaborate to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development and commercialization of each program.

Under the Takeda Collaboration Agreement, we received an upfront payment from Takeda of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs; provided that we are obligated to perform certain platform development activities at its own cost. Under the Takeda Collaboration Agreement, we are eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

Either party may terminate the Takeda Collaboration Agreement in the event of an uncured material breach of the other party, in the case of insolvency of the other party or in the event the other party makes certain challenges to the patents of such party. Takeda may terminate the Takeda Collaboration Agreement for convenience upon prior written notice or in the event of a safety concern immediately upon written notice.

In-License Agreements

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

Pursuant to the Janssen Agreement, we paid Janssen an upfront fee of $0.2 million. As of December 31, 2021, we have paid approximately $3.3 million in milestone development fees relating to P-BCMA-101 and approximately $0.7 million in milestone development fees relating to P-PSMA-101. We are required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. We are also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on if there is a valid claim present within the licensed patent rights covering the licensed product in the applicable country in which the net sales occur. The royalty rates are also subject to reduction upon certain other events.

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

License Agreement with Genus Oncology

On October 24, 2019, we entered into a license agreement, or the Genus Agreement, with Genus Oncology, LLC, or Genus. Pursuant to the Genus Agreement, we paid Genus an upfront fee of $1.5 million and Genus granted us the option, which was exercised for an additional $1.5 million in April 2020, to obtain an exclusive, sublicenseable, worldwide license under certain patents and a non-exclusive, sublicenseable, worldwide license under certain know-how controlled by Genus to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1, or a Genus licensed product, and a non-exclusive, sublicenseable, worldwide license under certain patents and know-how controlled by Genus to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. The licenses granted pursuant to the Genus Agreement are subject to certain rights retained by an upstream licensor and the rights of the U.S. government. The retained rights of the upstream licensor pertain only to the ability of the upstream licensor to conduct teaching, education and other non-commercial research activities in the licensed field and for other academic, governmental or not-for-profit organizations to conduct non-commercial research activities in the licensed field, and do not limit our ability to pursue our programs and product candidates. We use a Genus antibody or derivative thereof targeting MUC1 as a binder in our P-MUC1C-ALLO1 product candidate. Multiple other aspects of our P-MUC1C-ALLO1 product candidate are covered by other patents and intellectual property that we own or license and are not subject to rights of the U.S. government.

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

Amended and Restated License Agreement with HMGU

On March 12, 2021, we entered into an amended and restated patent license agreement, or the HMGU License Agreement, with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, or HMGU, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLLO1 and our other planned allogeneic programs.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance. Similarly, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products.

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

There have been legal and political challenges to certain aspects of the ACA. President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted which repeals, effective January 1, 2019, the tax penalty for an individual’s failure to maintain ACA-mandated health insurance, commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, the BBA, and the CARES Act will stay in effect through 2031 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.  In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015, could also impact our business.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored National model, on December 27, 2021 CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2021, we had 263 employees, 135 of whom hold advanced degrees, including 64 with a Ph.D. and/or M.D. degree. Of these employees, 218 were engaged in research and development activities and 45 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Human Capital Resources

We have grown to a team of 263 employees as of December 31, 2021, substantially all of which are full-time employees. All of our employees were employed in the United States. Our highly qualified and experienced employees which includes scientists, physicians and professionals across research, clinical, manufacturing, regulatory, and general and administrative functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2021, we added over 57 employees to our team.

We expect to continue to add additional employees in 2022 with a focus on expanding our expertise and capabilities in clinical and preclinical research and development, including an expansion of our internal manufacturing capacity. Our culture is driven by innovation, nimbleness and passion for the work that we do, the people we work with and the patients we serve. As we grow, we continually evaluate our business needs and opportunities and balance hiring top talent internally and leveraging external expertise. Currently, we remain reliant on third-party contract manufacturers and clinical research organizations for our clinical programs.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2021 and 2020, we have incurred a net loss of $125.0 million and $129.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $406.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2021, we had $206.3 million in cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations through at least the next 12 months. However, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic, as well as changes in interest rates and economic inflation on capital markets may affect the availability, amount and type of financing available to us in the future. On August 13, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. In November 2021, we made the decision to wind down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. We dosed the first patient in a Phase 1 clinical trial of P-PSMA-101 in May 2020, and initiated Phase 1 clinical trials for P-BCMA-ALLO1 and P-MUC1C-ALLO1 in late 2021. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. On February 17, 2022, we presented interim results from 14 treated and evaluable patients in our P-PSMA-101 Phase 1 clinical trial. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101 and P-PSMA-101, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first two allogeneic CAR-T product candidates, P-BCMA-ALLO1, and P-MUC1C-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1 or P-MUC1C-ALLO1 for the first time in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for our liver directed gene therapy candidates until we or our collaborators complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021 and our IND for P-MUC1C-ALLO1 in December 2021, we are dependent on clinical sites to complete startup activities and enroll patients. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we have resumed the trial, the clinical hold will delay the ultimate completion of the trial and we cannot guarantee that after resuming the trial, we will not observe additional patient deaths or encounter other events that cause the P-PSMA-101 trial be suspended or terminated. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own, with some sites pausing enrollment and we have experienced a delay in manufacturing at times due to potential exposure. These impacts have caused us to reevaluate the expected timing of clinical milestones and we have and continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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

In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop alternative technologies, any failures of such technologies could adversely impact our programs. For example, some studies have suggested that gene editing using the CRISPR-Cas9 method may increase the risk that the edited cells themselves become cancerous, and in October 2021, discovery of a chromosomal abnormality of unknown clinical significance resulted in a full clinical hold on the programs of one of our competitors utilizing the TALEN method. Regardless of our belief that our non-viral Cas-CLOVER approach to gene editing may avoid some of the issues identified in these studies, it is possible that our approach will be associated with similar risks or that issues encountered with other gene editing techniques will create a negative perception of or increase scrutiny for our technologies and product candidates.

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

We are also developing allogeneic CAR-T product candidates that are engineered from healthy donor T cells and are intended for use in any patient with certain cancers. Allogeneic versions of CAR-T product candidates is an unproven field of development and is subject to particular risks that are difficult to quantify, including understanding and addressing variability in the quality of a donor’s T cells and the patient’s potential immune reaction to the foreign donor cells, which could ultimately affect safety, efficacy and our ability to produce product in a reliable and consistent manner. For example, in response to FDA feedback to our IND for P-BCMA-ALLO1, we were required to update certain assay release criteria unique to an allogeneic product candidate. While implementation of this update has not yet impacted our clinical timelines, there can be no assurance that it, or similar regulatory requirements would not do so in the future, and any such delays could materially and adversely affect our business, financial condition, results of operations and future growth prospects.

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

To date, we have only tested P-BCMA-101 and P-PSMA-101 in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in clinical trials of P-BCMA-101 and P-PSMA-101, we may observe greater rates of these or other adverse events in our other CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial and we reported interim results on the first 14 patients in February 2022. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

We may not ultimately receive or realize the potential benefits of orphan drug designation for any of our product candidates.

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

In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. While we previously received RMAT designation for P-BCMA-101 for the treatment of multiple myeloma, we may not receive this designation for any other product candidate in the future. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most foreign and domestic inspections of manufacturing facilities and products for several months during 2020 and only resumed them on a risk-based basis, incorporating remote monitoring methods as well. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of certain of our product candidates for preclinical and clinical testing and may continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We have a pilot manufacturing facility which we are using to develop and manufacture preclinical and clinical material for clinical trials for certain product candidates. We are initially using the facility for the GMP manufacturing of our P-MUC1C-ALLO1 program, however we may encounter delays, quality or other issues as we use our pilot manufacturing facility for clinical supply. Even though the pilot manufacturing facility is validated and qualified, we expect that we will continue to rely on third parties for various manufacturing needs. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-PSMA-101, we have licensed Centyrin binders under an agreement with Janssen Biotech Inc., or Janssen, with respect to P-BCMA-ALLO1, we have licensed heavy-chain-only binders under an agreement with TeneoBio, Inc., or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Genus Oncology, LLC, or Genus, with respect to our dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

Our collaborators may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our product candidates and our financial condition and operating results.

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

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development. For example, under the Takeda Collaboration Agreement, we are obligated to perform certain platform development activities at our own cost.

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

As COVID-19 continues to spread and new variants emerge, we expect to experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•	refusal of the FDA to accept data from clinical trials.

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

Furthermore, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases could cause a pause in manufacturing in both our external CMO’s and our pilot manufacturing facility, which could significantly delay the supply of clinical material. We have experienced some cancelled or delayed manufacturing operations at our CMO’s due to staffing issues related to COVID-19. In addition, even though our pilot manufacturing facility is fully operational, government orders or staffing issues related to COVID-19 illness could prevent us from operating the facility as intended. These events could delay our ability to manufacture clinical-scale materials for certain of our product candidates and otherwise delay the development of certain of our product candidates.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Other than for Dr. Ostertag, our Executive Chairman, we do not maintain “key person” insurance policies on the lives of any of our executive officers. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. We have experienced higher than normal turnover in the past year, due to the increasingly competitive hiring market in the biotechnology industry and if we cannot retain our existing employees and hire new employees to combat the impact of attrition, our operations may be adversely affected.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 263 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The development and commercialization of new products is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer and gene therapies for inherited genetic disorders. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Moreover, with the proliferation of new drugs and therapies into oncology and genetic disorders, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Astellas Pharma, Inc., Autolus Ltd., Bellicum Pharmaceuticals Inc., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal tax laws.

As of December 31, 2021, we had $23.3 million of U.S. federal NOLs that will begin to expire in 2032, and $329.9 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2021, we also had aggregate U.S.

federal orphan drug credits and research and development, or R&D, credits of approximately $33.2 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the legislation enacted in 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, the Infrastructure Investment and Jobs Act, the BBA and the Coronavirus Aid, Relief, and Economic Security Act, will remain in effect through 2031 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through March 4, 2022, the closing price of our common stock has ranged between $3.27 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic and anticipated increase in interest rates. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 4, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 70% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Executive Chairman, a member of our board of directors and the beneficial owner of approximately 15% of our voting stock as of March 4, 2022, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and various requirements the Nasdaq Global Select Market have imposed on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the completion of our IPO. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate that we annually incur approximately $3.0 million to $4.0 million in additional expenses to comply with the requirements imposed on us as a public company.

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

While we have not experienced any such system failure, accident or security breach to date, we cannot be certain that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us.

For example, if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing data (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data.  The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA.  For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws.  For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information obtained outside of the United States, including but not limited to the European Union, or EU. The unstable nature of EU’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business. While we could take steps to mitigate the impact on us, such as implementing standard contractual clauses, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data controllers and data processors, and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR contains numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements would apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Compliance with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law. Separately, the United Kingdom’s withdrawal from the EU could also lead to further legislative and regulatory changes and increase our compliance costs. In particular, the United Kingdom has transposed the GDPR into domestic law with a UK version of the GDPR taking effect from January 2021 (after the end of the transitional period) which could expose us to two parallel regimes each with the power to fine up to the greater of either 4% of global revenue, or Euro 20,000,000 (for the EU) or £17,500,000 (for the UK).

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims), breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or revision or restructuring of our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 87,000 square feet of manufacturing, office and laboratory space in San Diego, California under a lease that expires on December 31, 2029, which includes a pilot manufacturing facility adjacent to our office and laboratory space. We believe our existing leased space is sufficient to meet our facilities needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.0001 per share, is traded on The Nasdaq Global Select Market under the symbol “PSTX.”

Holders of Record

As of March 4, 2022, there were approximately 81 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

None.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and short-term investments, primarily bank money market accounts. Through December 31, 2021, we have used approximately $47.0 million of the net proceeds from our IPO. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

We have funded our operations primarily through the sale of equity. Since our inception, we have raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from the California Institute of Regenerative Medicine, or CIRM.  On July 14, 2020, we completed our initial public offering, or the IPO, pursuant to which we issued and sold 14,000,000 shares of common stock for gross proceeds of $224.0 million. As of December 31, 2021, we had cash, and cash equivalents of $206.3 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have incurred significant operating losses and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $125.0 million and $129.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $406.9 million.

We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle and AAV-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

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

The following chart summarizes our current product candidate portfolio for CAR-T in Oncology:

Our most advanced investigational clinical programs are:

•

P-PSMA-101, which is an autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We are currently evaluating P-PSMA-101 in a Phase 1 clinical trial. We presented encouraging preliminary results from our Phase 1 clinical trial of P-PSMA-101 in our first solid tumor indication on February 17, 2022 at ASCO-GU and may provide a further clinical update in the second half of 2022 or early 2023.

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. Our investigational new drug application, or IND, for this program was cleared by the FDA in August 2021 and we expect initial clinical data from our Phase 1 in the second half of 2022. P-BCMA-ALLO1 follows our first BCMA targeted program, P-BCMA-101, which was an autologous program, and we plan to continue using the learnings from that program in this second-generation approach.

•

P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. Our IND for this program was cleared by the FDA in December 2021 and we expect initial clinical data from our Phase 1 clinical trial in the second half of 2022. P-MUC1C-ALLO1 is the first program for which clinical product will be sourced from our internal pilot manufacturing facility.

We manufacture these product candidates using our non-viral piggyBac DNA Delivery System. Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses are cryopreserved and stored at treatment centers for future off-the-shelf use. In addition, our allogeneic product candidates use our proprietary Cas-CLOVER site-specific Gene Editing System to reduce or eliminate reactivity, as well as our booster molecule technology for manufacturing scalability.

Our most advanced preclinical cell therapy program is:

•

P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies. We anticipate an IND filing and initiation of a Phase 1 clinical trial in the first half of 2023.

The following chart summarizes our current product candidate portfolio in gene therapy:

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

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase, or OTC, deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are currently evaluating whether to modify the P-OTC-101 program to move completely to our non-viral nanoparticle delivery system. A decision as to whether to pursue the fully nanoparticle or hybrid approach going forward is expected by mid-2022.

•

P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Our P-FVIII-101 program is included in the collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, and Takeda will be responsible for all future development costs.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-PSMA-101, P-BCMA-ALLO1, and P-MUC1C-ALLO1, and begin to commercialize any approved products. While we anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates, we expect a decrease in our development costs for our BCMA programs as we are transitioning to our allogeneic platform. In addition, all development costs related to partnered gene therapy programs will be reimbursed by Takeda. We also expect increases related to an anticipated increase in personnel, accounting, audit, legal, regulatory and consulting services, and costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing and related steps. We work with a number of third-party contract manufacturing organizations for production of our product candidates. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. We have completed construction of an internal pilot GMP manufacturing facility in San Diego, California adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies of our product candidates for Phase 1 and Phase 2 clinical trials in the future. We commenced GMP activity in the third quarter of 2021, however we expect that we will continue to rely on third parties for various manufacturing needs. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

Collaboration Agreements

In October 2021, we entered into the Takeda Collaboration Agreement, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We will collaborate with Takeda to initially develop up to six in vivo gene therapy programs and

Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Takeda Collaboration Agreement, Takeda made an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 program; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101 and other programs subject to the Takeda Collaboration Agreement will be driven by Takeda. Under the Takeda Collaboration Agreement, we are eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

In-License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—In-License Agreements” and Note 11 to our consolidated financial statements included in this Annual Report.

•

License Agreement with Janssen Biotech Inc., or the Janssen Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize pharmaceutical products comprising autologous CAR-modified T-cells or any CAR-modified natural killer or CAR-modified natural-killer-like cells expressing certain Centyrin molecules CAR-modified for the treatment or prevention of any disease in humans. This is the binding technology we use in our P-PSMA-101 product candidate. Under the Janssen Agreement, we also have the right to screen Janssen’s Centyrin library for agents that bind or modify targets of interest for our internal research and development purposes for potential use in a licensed product.

Pursuant to the Janssen Agreement, we are required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. We are also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on annual net sales, with the royalty rates varying depending on if there is a valid claim present within the licensed patent rights covering the licensed product in the applicable country in which the net sales occur. The royalty rates are subject to reduction upon certain events.

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

Pursuant to the 2017 TeneoBio Agreement, we are required to pay TeneoBio up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any allogeneic product and up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any autologous product. We are also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of any licensed products.

•

2018 Commercial License Agreement with TeneoBio, Inc., or the 2018 TeneoBio Agreement, for the development and use of TeneoBio’s human heavy-chain-only antibodies in CAR-T cell therapies. Under the terms of the 2018 TeneoBio Agreement, we have the option to obtain exclusive rights to research, develop and commercialize up to a certain number of targets.

Pursuant to the 2018 TeneoBio Agreement, we are required to pay additional fees in the low- to mid-six figure dollar range upon (1) selecting exclusivity for a particular target, which restricts TeneoBio from licensing that particular target to a third party for a period of time, (2) continuing exclusivity for any selected target on each anniversary thereafter and (3) exercising our commercial option for each target. We are required to pay TeneoBio up to an aggregate of $31.0 million upon the first achievement of certain clinical and regulatory milestones for each licensed product. We are also obligated to pay, on a product-by-product and country-by-country basis, a low single-digit percentage royalty on net sales of any licensed products. The royalty rate is subject to reduction upon certain events.

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

Pursuant to the Genus Agreement, we are required to pay Genus up to an aggregate of $71.0 million upon first achievement of certain clinical, regulatory and sales milestones for any Genus licensed product and companion diagnostics. We are also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low to mid-single-digit percentage on net sales of any Genus licensed products and related companion diagnostics. The royalty rate is subject to reduction upon certain events.

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. Through December 31, 2021, we have received a total of $19.7 million from this grant and we may receive up to $0.1 million in future grant payments.  In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, we record proceeds as a liability when received. In the fourth quarter of 2021, we made the decision to wind down clinical development of the P-BCMA-101 program, however there is no obligation to repay the amounts associated with the P-BCMA-101 program and derecognized the respective liability and recorded such amount in other income during the year ended December 31, 2021.

Components of Our Results of Operations

Revenues

Collaboration Revenue

Collaboration revenue consists of revenue recognized from our collaboration and license agreement with Takeda and reflects the timing and pattern in which we deliver the contractual deliverables to Takeda.

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

•	payments made under third-party licensing agreements; and
•	laboratory supplies and research materials.

Internal costs include:

•	personnel-related expenses, consisting of employee salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;

•	the cost to develop manufacturing capability at our San Diego facility for manufacturing of cell therapies for use in clinical trials;
•	the cost of manufacturing clinical materials for use in our preclinical studies and clinical trials at our San Diego facility; and
•	facilities, depreciation and other expenses, consisting of direct and allocated expenses for rent and maintenance of facilities and insurance.

We expense research and development costs as incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the volume of service that has been performed at each reporting date. Upfront payments and milestone payments made for the licensing of technology are related to clinical stage programs and expensed as research and development in the period in which they are incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses or other long-term assets. These amounts are expensed as the related goods are delivered or the services are performed.

At any one time, we are working on multiple research and development programs. We track external costs by the stage of program, clinical or preclinical. Our internal resources, employees and infrastructure are not directly tied to any one program and are typically deployed across multiple programs. As such, we do not track internal costs on a specific program basis.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 trial of P-PSMA-101 for the treatment of patients with mCRPC, Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma and Phase 1 trial of P-MUC1C-ALLO1 for the treatment of patients with solid tumor cancers and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

•	the number and scope of preclinical and IND-enabling studies;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates;
•	the efficacy and safety profile of our product candidates;
•	the extent to which we establish additional licensing agreements; and
•	whether we choose to partner any additional product candidates and the terms of such partnership.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-PSMA-101, P-BCMA-ALLO1 and P-MUC1C-ALLO1, and begin to commercialize any approved products.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenues:
Collaboration revenue	$31,238	$—	$31,238
Total revenue	31,238	—	31,238
Operating expenses:
Research and development	136,734	103,520	33,214
General and administrative	35,915	23,029	12,886
Total operating expenses	172,649	126,549	46,100
Loss from operations	(141,411)	(126,549)	(14,862)
Other income (expense):
Interest expense	(3,358)	(3,506)	148
Other income, net	19,795	280	19,515
Net loss before income tax	(124,974)	(129,775)	4,801
Income tax expense	—	—	—
Net loss	$(124,974)	$(129,775)	$4,801

Collaboration Revenue

Collaboration revenue of $31.2 million for the year ended December 31, 2021, represents revenue recognized from the Takeda Collaboration Agreement consisting of $30.2 million related to one-time performance obligations delivered upon the inception of the Takeda Collaboration Agreement in the fourth quarter of 2021 and $1.0 million related to the research services we performed for Takeda in the fourth quarter of 2021 pursuant to the terms of the Takeda Collaboration Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
External costs:
Clinical stage programs(1)	$47,105	$41,085	$6,020
Preclinical stage programs and other unallocated expenses	32,356	24,386	7,970
Internal costs:
Personnel	45,720	30,891	14,829
Facilities and other	11,553	7,158	4,395
Total research and development expenses	$136,734	$103,520	$33,214

(1)

Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 for the year ended December 31, 2020 and costs related to P-BCMA-ALLO1, P-BCMA-101, and P-PSMA-101 for the year ended December 31, 2021.

Research and development expenses were $136.7 million for the year ended December 31, 2021, compared to $103.5 million for the year ended December 31, 2020. The increase in research and development expenses of $33.2 million was primarily related to increases in the following: $14.8 million of personnel expenses due to an increase in headcount combined with a $4.2 million increase in stock-based compensation expense, $8.0 million of external costs related to our preclinical programs due an increased number of early stage programs, $6.0 million of external costs related to our clinical stage programs including the ongoing enrollment and manufacturing for the P-BCMA-101 clinical trial and increased enrollment of the Phase 1 P-PSMA-101 trial, and $4.4 million of internal costs related to facilities and other expenses primarily due to the increased activities in the pilot plant.

General and Administrative Expenses

General and administrative expenses were $35.9 million for the year ended December 31, 2021, compared to $23.0 million for the year ended December 31, 2020. The increase in general and administrative expenses of $12.9 million was primarily related to an increase of $9.5 million of personnel expenses due to an increase in headcount combined with a $5.3 million increase in stock-based compensation expense, an increase of $1.9 million in insurance costs, and an increase of $1.5 million of professional fees.

Interest Expense

Interest expense was $3.4 million for the year ended December 31, 2021, compared to $3.5 million for the year ended December 31, 2020. Interest expense consisted of interest on the outstanding principal under our 2021 Amended Loan Agreement (as defined below) with Oxford Finance LLC, or Oxford, which was consistent during the respective periods.

Other Income (Expense), Net

Other income was $19.8 million for the year ended December 31, 2021, compared to $0.3 million for the year ended December 31, 2020. This increase in other income of $19.5 million was primarily due to write off of deferred CIRM grant liability of $19.8 million during the year ended December 31, 2021 related to an amount of grant awards that we no longer intend to repay as a result of our decision to wind down the P-BCMA-101 program and a loss on warrant liability of $0.4 million recorded during the year ended December 31, 2020, partially offset by a $0.6 million decrease in interest income during the year ended December 31, 2021 compared to 2020 driven by a decrease in the amount we invested in short-term investments combined with a decrease in available interest rates for investments.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses. Our net losses were $125.0 million and $129.8 million for the years ended December 31, 2021 and 2020, respectively, and negative cash flows from operations of $102.5 million and $113.3 million, respectively. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2021, we had an accumulated deficit of $406.9 million.

Our operations to date have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our gene engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions.

Our primary use of cash is to fund our operating expenses, which consist primarily of research and development expenditures including payroll and external costs associated with our preclinical and clinical stage programs, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million.

We expect that our cash and cash equivalents as of December 31, 2021 of $206.3 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. In the long term we will need additional financing to support our continuing operations and pursue our growth strategy.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-PSMA-101, P-BCMA-ALLO1 and P-MUC1C-ALLO1 or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic, as well as recent or anticipated changes in interest rates and economic inflation, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million as of December 31, 2021 and 2020. The Term A loan and Term B loan, or collectively Term Loans, bear interest at a floating per annum rate equal to 6.94% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 2.00%. As of December 31, 2021, the interest rate applicable to our Term Loans borrowing was 8.94%.

In June 2021, we entered into an amendment to the 2018 Loan Agreement, or the 2021 Amended Loan Agreement, with Oxford to extend the interest-only payment period and maturity date resulting in the interest-only payments period extend through June 30, 2023, followed by 30 equal monthly payments of principal and unpaid accrued interest and all outstanding Term Loans maturing on December 1, 2025. In conjunction with this amendment, we incurred a facility fee of $1.1 million, which is due to Oxford on the maturity date. Our obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for our intellectual property. In addition, we have also agreed not to encumber our intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or annual payments on our capital stock in excess of $250,000, subject to limited exceptions. As of December 31, 2021, we were in compliance with all covenants under the 2021 Amended Loan Agreement.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the 2021 Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. Upon the satisfaction of certain conditions set forth in the 2022 Loan Agreement, the interest-only period may be extended through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. In connection with the repayment of the balance outstanding under the 2021 Amended Loan Agreement, we incurred amendment and final payment fees of $1.6 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.0% if the term loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied. Consistent with the 2021 Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

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

Operating Lease Agreements

As of December 31, 2021, we had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 87,000 square feet with remaining lease terms of 8.0 years. The manufacturing and laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, we had operating leases for dedicated manufacturing suites at our contract manufacturers with remaining lease terms of up to 2 years.

In October 2018, we entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029. In October 2019, we entered into a lease amendment to expand the existing premises. The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029.

In July 2019, we entered into a lease agreement for a facility in San Diego, California that was retrofitted to Good Manufacturing Practice standards and is used for manufacturing in our early-stage clinical trials. The lease term commenced on June 26, 2020 and will expire on December 31, 2029.

In October 2021, we entered into a sublease agreement for a facility in San Diego, California consisting of approximately 24,000 square feet to be used for research and administrative activities. The lease term will commence on or around May 1, 2022 and will expire on December 31, 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments	$45,712	$5,747	$18,599	$10,367	$10,999
Debt obligations	40,896	2,719	38,177	—	—
Total	$86,608	$8,466	$56,776	$10,367	$10,999

The debt obligation payments associated with the 2021 Amended Loan Agreement presented in the table above do not reflect the terms of the 2022 Loan Agreement, which we entered into in February 2022. In addition to the contractual obligations and commitments presented in the table above, a significant portion of our cash requirements is associated with personnel expense, including payroll, employment benefits, and hiring, employee retention and training costs. We expect that the amount of our personnel expense will increase in the foreseeable future as we continue to increase our headcount.

Furthermore, we enter into contracts in the normal course of business with contract research organizations, CMOs and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to one year after the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

We have also entered into a several in-license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. We have not included future payments under this agreement in the table above since the payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—In-License Agreements” above.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(102,543)	$(113,328)
Cash provided by (used in) investing activities	222,384	(204,431)
Cash provided by financing activities	2,518	313,941
Net increase (decrease) in cash and cash equivalents	$122,359	$(3,818)

During the year ended December 31, 2021, operating activities used $102.5 million of cash, primarily resulting from our net loss of $125.0 million, offset by non-cash items of $2.3 million, and net cash provided by changes in our operating assets and liabilities of $20.2 million. Non-cash charges consisted primarily of a $19.8 million write off of the deferred CIRM grant liability, $16.7 million in stock-based compensation, $4.6 million in depreciation expense, and $0.6 million of accretion of discount on issued term debt. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $13.8 million increase in deferred revenue associated with the upfront payment received pursuant to the Takeda Collaboration Agreement, a $7.8 million increase in accounts payable, a $3.6 million decrease in operating lease right-of-use assets, and a $2.0 million decrease in other long-term assets, offset in part by a $3.1 million decrease in operating lease liabilities, a $2.7 million increase in prepaid expenses and other current assets, and a $1.2 million decrease in accrued liabilities.

During the year ended December 31, 2020, operating activities used $113.3 million of cash, primarily resulting from our net loss of $129.8 million, offset in part by non-cash expenses of $10.8 million, and net cash provided by changes in our operating assets and liabilities of $5.6 million. Non-cash charges consisted primarily of $7.2 million in stock-based compensation, $2.6 million in depreciation expense, $0.8 million of accretion of discount on issued term debt, and $0.4 million from change in fair value of the preferred stock warrant liability, offset in part by $0.2 million in accretion of investment discount, net. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $10.3 million increase in accrued liabilities and a $3.1 million decrease in operating lease right-of-use assets, offset in part by a $4.2 million decrease in accounts payable, a $3.3 million increase in prepaid expenses and other current assets, a $0.2 million increase in other long-term assets, and a $0.1 million decrease in operating lease liabilities.

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $222.4 million, consisting of proceeds from maturities of short-term investments of $225.0 million, partially offset by purchases of property and equipment of $2.6 million.

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

The timing of purchase and sales of our short-term investments is driven by our available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $2.5 million, consisting of proceeds from the exercises of stock options and stock purchases under our employee stock compensation plans.

During the year ended December 31, 2020, net cash provided by financing activities was $313.9 million, consisting primarily of $205.7 million in net proceeds from our initial public offering, $104.1 million in net proceeds from the sale of preferred stock and $4.2 million in grant payments from CIRM.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue, preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements may contain multiple elements including intellectual property licenses and research, and development services. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, research, development, regulatory and commercial milestone payments, and royalty payments.

We apply Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”) to account for our contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. We analyze the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. We evaluate our contracts with customers for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions with customers recorded in our consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. Our collaboration and license agreement contains no consideration payable to our customer or a significant financing component.

Performance Obligations

The following is a description of principal goods and services from which we generate revenue.

Intellectual property licenses

We generate revenue from licensing our intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize our internally-discovered platform technologies for specified therapeutic indications. The consideration we receive in the form of nonrefundable upfront consideration allocated to the functional intellectual property licenses is recognized at a point in time for licenses determined to be distinct from other performance obligations in the contract when we transfer such license to the customer. If the license is combined with other goods or services into one performance obligation, the revenue is recognized over a period of time based on our method of measuring progress in which we satisfy the combined performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Our licensing agreements are generally cancelable. Customers have the right to terminate their contracts upon notice. We have the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Material Rights

Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right, (i.e., an optional good or service offered for free or at a discount) to the customer and if so, whether they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about the amount of the discount and likelihood that the option will be exercised. The exercise of a material right is accounted for as a contract modification for accounting purposes. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Research and development services

We generate revenue from research and development services we provide to our customers in connection with the licensed intellectual property. The services we provide to our customers primarily include scientific research activities. Revenue associated with these services is recognized over time using the cost-to-cost input method, based on the total estimated costs to fulfill the obligations.

Contracts with Multiple Performance Obligations

Our collaboration and license agreements with customers may contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the development and clinical trials.

ASC 606 requires that we allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in ASC 606 as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we estimate the standalone selling price of each performance obligation. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods considering market conditions and entity-specific factors including, but not limited to, features and functionality of the underlying intellectual property licenses and the economic potential associated with ongoing research activities. Key assumptions to determine the standalone selling price may also include development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards and shares purchasable under the ESPP. These assumptions include:

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

As of December 31, 2021, the unrecognized stock-based compensation expense related to employee stock options was $42.8 million and is expected to be recognized as expense over a weighted-average period of approximately 2.9 years. The intrinsic value of all outstanding stock options as of December 31, 2021 was approximately $2.9 million, of which approximately $2.8 million related to vested options and approximately $0.1 million related to unvested options.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $206.3 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of December 31, 2021, we had $30.0 million of borrowings outstanding under the 2021 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 6.94%, subject to a floor of 8.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is currently scheduled to be phased out on June 30, 2023. We have amended the terms of our Term Loans to replace LIBOR with an alternate benchmark rate, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loans.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Proposal 1: Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poseida Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poseida Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 10, 2022

We have served as the Company’s auditor since 2015.

Poseida Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$206,325	$83,966
Short-term investments	—	225,186
Prepaid expenses and other current assets	7,548	4,844
Total current assets	213,873	313,996
Property and equipment, net	22,050	23,336
Operating lease right-of-use assets	26,177	24,986
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,661	3,618
Total assets	$269,309	$371,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,961	$763
Accrued expenses and other liabilities	23,540	24,454
Operating lease liabilities, current	6,337	4,808
Deferred revenue, current	4,497	—
Total current liabilities	43,335	30,025
Term debt	29,357	29,133
Deferred CIRM grant liability	3,992	23,755
Deferred revenue, non-current	9,265	—
Deferred tax liability	55	55
Operating lease liabilities, non-current	25,504	25,374
Other long-term liabilities	1,590	1,174
Total liabilities	113,098	109,516
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at December 31, 2021, and 2020; 62,523,596 and 61,860,897 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6	6
Additional paid-in capital	563,064	543,842
Accumulated other comprehensive income	—	5
Accumulated deficit	(406,859)	(281,885)
Total stockholders’ equity	156,211	261,968
Total liabilities and stockholders’ equity	$269,309	$371,484

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Collaboration revenue	$31,238	$—
Total revenue	31,238	—
Operating expenses:
Research and development	$136,734	$103,520
General and administrative	35,915	23,029
Total operating expenses	172,649	126,549
Loss from operations	(141,411)	(126,549)
Other income (expense):
Interest expense	(3,358)	(3,506)
Other income, net	19,795	280
Net loss before income tax	(124,974)	(129,775)
Income tax expense	—	—
Net loss	$(124,974)	$(129,775)

Other comprehensive income (expense):
Unrealized loss on short-term investments	$(5)	$(14)
Comprehensive loss	$(124,979)	$(129,789)

Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(3.61)
Weighted-average number of shares outstanding, basic and diluted	62,235,940	35,996,901

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2020	32,934,785	$222,173	13,196,419	$2	$2,689	$19	$(152,221)	$(149,511)
Transition adjustment from adoption of ASC 842 (Note 2)	—	—	—	—	—	—	111	111
Issuance of common stock under employee stock compensation plans	—	—	219,370	—	224	—	—	224
Issuance of Series D preferred stock for cash, net of issuance costs $5,359	10,018,300	104,140	—	—	—	—	—	—
Issuance of common stock for conversion of preferred stock in closing of initial public offering	(42,953,085)	(326,313)	34,445,108	3	326,309	—	—	326,312
Issuance of common stock from initial public offering, net of issuance costs of $18,018			14,000,000	1	205,742			205,743
Stock-based compensation expense	—	—	—	—	7,220	—	—	7,220
Reclassification of Series A-1 and Series B warrants	—	—	—	—	1,658	—	—	1,658
Unrealized loss on available-for-sale securities	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(129,775)	(129,775)
Balance at December 31, 2020	—	$—	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	—	—	662,699	—	2,518	—	—	2,518
Stock-based compensation expense	—	—	—	—	16,704	—	—	16,704
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(124,974)	(124,974)
Balance at December 31, 2021	—	$—	62,523,596	$6	$563,064	$—	$(406,859)	$156,211

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(124,974)	$(129,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,552	2,586
Stock-based compensation	16,704	7,220
Write off of deferred CIRM grant liability	(19,763)	—
Change in fair value of warrant liability	—	387
Accretion of discount on issued term debt	639	805
Amortization of premium and accretion of discounts on investments, net	133	(174)
Gain on disposal of property and equipment	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,656)	(3,296)
Operating lease right-of-use assets	3,580	3,108
Other long-term assets	1,957	(207)
Accounts payable	7,842	(4,171)
Accrued liabilities	(1,204)	10,320
Operating lease liabilities	(3,113)	(131)
Deferred revenue	13,762	—
Net cash used in operating activities	(102,543)	(113,328)
Investing Activities:
Purchases of property and equipment	(2,634)	(16,908)
Proceeds from disposal of property and equipment	18
Purchases of short-term investments	—	(295,023)
Proceeds from maturities of short-term investments	225,000	107,500
Net cash provided by (used in) investing activities	222,384	(204,431)
Financing Activities:
Net proceeds from issuance of common stock under employee stock compensation plans	2,518	223
Issuance of Series D financing, net of issuance costs	—	104,141
Proceeds from initial public offering, net of issuance costs	—	205,743
Net proceeds from CIRM grant awards	—	4,163
Payment of debt issuance costs	—	(329)
Net cash provided by financing activities	2,518	313,941
Net increase (decrease) in cash and cash equivalents	122,359	(3,818)
Cash and cash equivalents at beginning of period	83,966	87,784
Cash and cash equivalents at end of period	$206,325	$83,966

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$647	$211
Tenant improvement receivable from landlord	—	137
Right-of-use assets obtained in exchange for operating lease liabilities	4,771	5,346
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	—	326,313

Supplemental disclosure of cash flow information:
Interest paid	$2,719	$3,027

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage biopharmaceutical company dedicated to utilizing its proprietary gene engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including its non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the years ended December 31, 2021 and 2020, the Company has incurred net losses of $125.0 million and $129.8 million respectively, and negative cash flows from operations for these same periods of $102.5 million and $113.3 million, respectively. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2021 the Company had an accumulated deficit of $406.9 million.

The Company expects that its cash and cash equivalents as of December 31, 2021 of $206.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. In the long term the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, which include, but are not limited to, estimates related to revenue, accrued expenses, stock-based compensation expense, deferred tax valuation allowances and, prior to the Company’s initial public offering (“IPO”) completed in July 2020, the fair value of common stock and warrant liability. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Segment Information

The Company’s sole operations consist of developing therapeutics for patients with high unmet medical need. Accordingly, the Company has determined that it operates in one operating and reportable business segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Company’s chief operating decision maker, who is its Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. All of the Company’s tangible assets are held in the United States.

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

Concentration of Business Risk

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services. The Company’s revenue has been derived from a collaboration and license agreement with a single customer.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Deferred offering costs of $18.3 million, incurred in connection with the Company’s July 2020 IPO, were net against the gross proceeds on the statement of stockholders’ equity (deficit) for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with financial institutions and marketable securities. Cash equivalents are reported at fair value. The Company utilizes a credit card that requires a cash collateral account to secure its outstanding balance. While cash in this account is not legally restricted, the availability of future credit is dependent upon maintenance of a compensating balance sufficient to cover outstanding balances. The balance held in this account as of both December 31, 2021 and 2020 was $0.2 million. Amounts outstanding on the credit card and recorded as accounts payable were $0.1 million as of both December 31, 2021 and 2020.

Short-Term Investments

Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments in the consolidated balance sheet and consist primarily of U.S. Treasury and other government agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investment as available-for-sale and as current assets. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Goodwill and Other Intangible Assets

Intangible assets were acquired as part of a business combination and have been capitalized at their acquisition date fair value. Indefinite-lived in process research and development (“IPR&D”) is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and it determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge would be recognized for the difference between the fair value and the carrying amount. There was no impairment of IPR&D for the years ended December 31, 2021 and 2020.

The Company additionally tests its goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset or asset group over the estimated asset’s fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse results from developmental work, adverse changes in applicable laws or regulations and a variety of other circumstances. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method, based on their estimated useful lives as follows:

Asset Classification	Estimated Useful Life (years)
Laboratory equipment	5
Leasehold improvements	Lesser of useful life or lease-term
Computer equipment and software	3
Furniture and fixtures	7

Maintenance and repair costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Company’s consolidated balance sheet and any resulting gain or loss is reflected in the Company’s consolidated statement of operations and comprehensive loss.

Property and equipment are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Revenue Recognition

The Company’s revenues to date have been generated primarily through collaboration and license agreements. The Company’s collaboration and license agreements may contain multiple elements including intellectual property licenses and research, and development services. Consideration the Company receives under these arrangements may include upfront payments, research and development funding, cost reimbursements, research, development, regulatory and commercial milestone payments, and royalty payments.

The Company applies Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”) to account for its contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. The Company evaluates its contracts with customers for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions with customers recorded in the Company’s consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized. The Company determines standalone selling price based on its overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer. The Company determines the transaction price based on the consideration to which it expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. The Company’s collaboration and license agreement contains no consideration payable to our customer or a significant financing component.

Performance Obligations

The following is a description of principal goods and services from which the Company generates revenue.

Intellectual property licenses

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize the Company’s internally-discovered platform technologies for specified therapeutic indications. The consideration the Company receives in the form of nonrefundable upfront consideration allocated to the functional intellectual property licenses is recognized at a point in time for licenses determined to be distinct from other performance obligations in the contract when the Company transfers such license to the customer. If the license is combined with other goods or services into one performance obligation, the revenue is recognized over a period of time based on the Company’s method of measuring progress in which it satisfies the combined performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company’s licensing agreements are generally cancelable. Customers have the right to terminate their contracts upon notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Material Rights

Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer and if so, whether they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about the amount of the discount and likelihood that the option will be exercised. The exercise of a material right is accounted for as a contract modification for accounting purposes. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Research and development services

The Company generates revenue from research and development services it provides to its customers in connection with the licensed intellectual property. The services the Company provides to its customers primarily include scientific research activities.

Revenue associated with these services is recognized over time using the cost-to-cost input method, based on the total estimated costs to fulfill the obligations.

Contracts with Multiple Performance Obligations

The Company’s collaboration and license agreements with customers may contain multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling price based on its overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the development and clinical trials.

ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in ASC 606 as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. When standalone selling prices for the Company’s products or services are not directly observable, the Company determines the standalone selling prices using relevant information available and apply suitable estimation methods considering market conditions and entity-specific factors including, but not limited to, features and functionality of the underlying intellectual property licenses and the economic potential associated with ongoing research activities. Key assumptions to determine the standalone selling price may also include development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Variable Consideration

The Company’s contracts with customers generally include two types of variable consideration: (i) research, development and regulatory milestone payments, which the Company is entitled to upon achievement of such specific milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

If an arrangement includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control are generally not considered probable of being achieved until those approvals are received.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. The Company recognizes revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Under the royalty exception in ASC 606 for licensed intellectual property the Company does not recognize any revenue for the variable amounts related to sales-based royalties and milestones until the later of when the sales occur, or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future sales-based royalties and milestones are excluded from the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied.

Disaggregation of Revenue

The Company operates in one reportable business segment and has one customer.

Contract Assets and Contract Liabilities

The Company receives payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which the Company does not yet have the right to payment. The current portion of contract asset is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of contract assets is included in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract.

Cost to Obtain and Fulfill a Contract

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

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

Stock-Based Compensation

Stock-based compensation related to stock options granted to the Company’s employees and consultants and the 2020 Employee Stock Purchase Plan (“ESPP”) awards is measured at the grant date based on the fair value of the award. The fair value is recognized as stock-based compensation expense in the consolidated financial statements over the requisite service period, which is generally the vesting period of the respective awards. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is typically two to four years. The Company recognizes the fair value of stock options granted to non-employees as stock-based compensation expense over the period in which the related services are received. Stock-based compensation expense related to stock options granted to non-employees is recognized based on the grant date fair value of awards as the stock options are earned. The Company believes that the estimated fair value of stock options is more readily measurable than the fair value of the services rendered. All option grants require continued service to continue vesting. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. The Company accounts for the forfeitures in the period in which they occur.

The Company uses the Black-Scholes valuation model to estimate the grant date fair value of the stock option awards and shares purchasable under the ESPP. The determination of the fair value of each stock award using the option-pricing model is affected by the Company’s assumptions regarding a number of variables including the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend rate. The Company’s assumptions with respect to these variables are as follows:

•

Fair Value of Common Stock—Prior to the IPO, the Company’s common stock was not publicly traded, therefore the Company estimated the fair value of its common stock. Following the IPO, the fair value of the Company’s common stock for awards with service-based vesting is the closing selling price per share of its common stock as reported on the Nasdaq Global Select Market on the date of grant or other relevant determination date.

•

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date. For the ESPP, the expected term is the period of time from the offering date to the purchase date.

•

Expected Volatility—Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate with to the expected term of the awards.

•

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

•	Dividend Rate—The dividend yield assumption is zero, as the Company has no plans to make dividend payments in the foreseeable future.

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as net operating losses and credit carry forwards applied by the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplified the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard on January 1, 2021. The adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and also clarified and amended existing guidance to improve consistent application. The Company adopted this standard on January 1, 2021. The adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-13 may have on its financial position and results of operations.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument ASU 2021-04 also provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This guidance will become effective for the Company beginning January 1, 2022. The Company is currently evaluating the potential impact the adoption of ASU 2021-04 may have on its financial position and results of operations.

Note 3. Composition of Certain Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of (in thousands):

	December 31,
	2021	2020
Contract research services	$2,739	$651
Prepaid insurance	2,355	2,226
Prepaid rent	354	217
Landlord reimbursement	—	137
Other	2,100	1,613
Total prepaid expenses and other current assets	$7,548	$4,844

Property and equipment, net

Property and equipment, net consist of the following as of (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$14,192	$11,420
Leasehold improvements	13,910	13,826
Computer equipment and software	2,137	1,381
Furniture and fixtures	928	928
Construction in progress	20	376
Total property and equipment	31,187	27,931
Less: Accumulated depreciation and amortization	(9,137)	(4,595)
Total property and equipment, net	$22,050	$23,336

Depreciation expense associated with property and equipment was $4.6 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.

Goodwill and other intangible assets, net

Goodwill and other intangible assets, net consist of the following as of (in thousands):

	December 31,
	2021	2020
Goodwill	$4,228	$4,228
Indefinite lived intangible assets:
IPR&D	$1,320	$1,320
Total intangible assets, net	$1,320	$1,320

There were no impairments of goodwill and other intangible assets for the years ended December 31, 2021 and 2020.

Accrued and other liabilities

Accrued and other liabilities consisted of the following as of (in thousands):

	December 31,
	2021	2020
Contract research services	$12,292	$15,822
Payroll and related expense	8,760	6,793
Other	2,488	1,839
Total accrued expenses and other liabilities	$23,540	$24,454

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities at December 31, 2021 and 2020 (in thousands):

	Amortized Cost/Cost	Unrealized Gains		Unrealized Losses		Fair Value
At December 31, 2021:
Money market fund	$176,102		$—		$—	$176,102
Total	$176,102	$		$		$176,102

At December 31, 2020:
Money market fund	$70,713		$—		$—	$70,713
U.S. government agency securities and treasuries	225,181		5		—	225,186
Total	$295,894		$5	$		$295,899

No available-for-sale debt securities held as of December 31, 2021 and 2020 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2021, the Company did not have any securities in material unrealized loss positions.

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not generally sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Level 1	Level 2		Level 3
At December 31, 2021:
Assets
Money market funds(1)	$176,102		$—		$—
Short-term investments	—		—		—
Total	$176,102	$		$

At December 31, 2020:
Assets:
Money market funds(1)	$70,713		$—		$—
Short-term investments	225,186		—		—
Total	$295,899		$—		$—
(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheet.

Warrant liability

Prior to the IPO, the Company had 42,953,085 shares of outstanding convertible preferred stock and outstanding warrants to purchase an aggregate of 151,042 shares of convertible preferred stock. The fair value of these warrants was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. For the year ended December 31, 2020, the change in fair value of warrant liability was recorded as a loss of $0.4 million included in other income, net in the Company’s consolidated statement of operations and comprehensive loss.

At the closing of the IPO in July 2020, 42,953,085 shares of outstanding convertible preferred stock were automatically converted into 34,445,108 shares of common stock, and outstanding warrants to purchase an aggregate of 151,042 shares of convertible preferred stock became exercisable for 121,122 shares of common stock and were reclassified into permanent equity. Upon conversion, the Company reclassified the balance of warrant liability of $1.7 million to additional paid in capital.

Note 6. Collaborations and License Agreement with Takeda

In October 2021, the Company entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceuticals USA, Inc. (“Takeda”), pursuant to which the Company granted to Takeda a worldwide exclusive license under the Company’s certain platform technologies including piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. The parties are collaborating to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. The Company is obligated to perform research activities to the extent requested by Takeda up to the candidate selection stage, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Takeda Collaboration Agreement, the Company received an upfront payment of $45.0 million, of which $5.0 million represents prepaid research funding. Takeda is obligated to provide funding for all collaboration program development costs; provided that the Company is obligated to perform certain platform development activities at its own cost. Under the Takeda Collaboration Agreement, the Company is eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. The Company is also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. The Company is entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

The promised goods and services under the Takeda Collaboration Agreement were accounted for as following separate performance obligations: (i) development and commercialization licenses for initial two indications, (ii) separate material rights associated with four additional licenses Takeda has an option to acquire individually, (iii) platform technology enhancement services, and (iv) research and development services.

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the Takeda Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Takeda Collaboration Agreement consists of the upfront payment of $40.0  million and $5.0  million in prepaid research funding.

The Company allocated the transaction price to individual performance obligations on their relative standalone selling price basis. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services.

The performance obligation associated with the development and commercialization licenses for initial two indications was satisfied at the inception of the Takeda Collaboration Agreement. The separate material rights associated with additional licenses Takeda has an option to acquire individually are satisfied at a point in time in the future upon the earliest of Takeda exercising the option to acquire additional licenses or the expiration of the option. The platform technology enhancement services and the research and development services are satisfied over time as the Company performs the services for Takeda. The Company determined that the cost-based input method most faithfully depicts the pattern in which these performance obligations are satisfied. The Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the Takeda Collaboration Agreement. Costs consist primarily of internal full-time employee (FTE) and certain reimbursable costs.

The Company recognized revenue for the combined performance obligation consisting of a development and commercialization license and platform technology enhancement services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of December 31, 2021, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

For the year ended December 31, 2021, the Company recognized revenue of $31.2 million from the Takeda Collaboration Agreement, consisting of $30.2 million recognized at a point in time related to the development and commercialization licenses for the initial two indications, and $1.0 million recognized for the platform technology enhancement services and the research and development services, which are delivered over time. As of December 31, 2021, the balance of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, pursuant to the Company’s existing collaboration and license agreement consisted of $4.5 million presented as a deferred revenue, current and $9.3 million presented as a deferred revenue, non-current, in the accompanying consolidated balance sheet.

Note 7. California Institute of Regenerative Medicine Awards

The Company has been awarded funding from California Institute of Regenerative Medicine (“CIRM”) to develop internal programs. Under the terms of the funding, both CIRM and the Company have co-funded specified programs, under which funding is provided in developmental milestones determined as a part of the award. The Company is obligated to share potential future revenues for the related programs with CIRM. The percentage of revenues due to CIRM in the future is dependent on the amount of the award received and whether revenue is from product sales or through license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert any award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts due to CIRM vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to the full amount received plus interest at the rate of the three-month LIBOR rate plus 10% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for these awards as a liability rather than revenue if the Company’s intention is to convert the awards into a loan. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, upon determination of amounts that would become due, the Company will adjust accordingly.

In December 2017, the Company was granted an award in the amount of $19.8 million from CIRM to support the Company’s P-BCMA-101 Phase 1 clinical trial. The award is paid based on developmental milestones, of which $19.7 million had been received as of December 31, 2021 with up to an aggregate of $0.1 million in future milestone payments. In the fourth quarter of 2021, the Company made the decision to wind down clinical development of the P-BCMA-101 program, which resulted in write off of the amount previously included in the deferred CIRM grant liability as the Company no longer intends to repay the award and is included in other income in the accompanying consolidated statement of operations.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The award is paid based on developmental milestones, of which the full $4.0 million had been received as of December 31, 2021.

Note 8. Term Debt

In 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”), as amended, pursuant to which the Company borrowed $20.0 million under a Term A loan and $10.0 million under a Term B loan (collectively with the Term A Loan, the “Term Loans”) for a total outstanding balance of $30.0 million as of December 31, 2021 and 2020.

In June 2021, the Company entered into an amendment to the Amended Loan Agreement (“2021 Amended Loan Agreement”) with Oxford. Pursuant to the terms of the 2021 Amended Loan Agreement, the interest-only period on the Term Loans and the final maturity date were extended by 18 months. As a result, all amounts outstanding under the Term Loans will mature on December 1, 2025 (the “Maturity Date”) and have interest-only payments through June 30, 2023, followed by 30 equal monthly payments of principal and unpaid accrued interest. The 2021 Amended Loan Agreement also included a facility fee of $1.1 million due on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. All other terms under the Amended Loan Agreement remained unchanged. The Company accounted for this amendment as debt modifications in accordance with ASC Topic 470, Debt because the modification was not considered substantial.

The Term Loans bear interest at a floating per annum rate equal to (i) 6.94% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate and (b) 2.0%. The interest rate for the Term Loans as of December 31, 2021 was 8.94% per annum. The Company is required to make a final payment of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. In connection with the Term A Loan and the Term B Loan, the Company incurred debt issuance costs of $1.0 million and $0.3 million, respectively, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term A Loan and the Term B Loan, respectively. Interest on the Term A Loan and the Term B Loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 10.86% and 10.72%, respectively. As of December 31, 2021, the balance of the unamortized debt discount was $0.6 million. The balance of the accrued final payment fee was $1.6 million as of December 31, 2021 and is presented as other long-term liability in the accompanying consolidated balance sheet.

The Company has an option to prepay all, but not less than all, the Term Loans borrowed, provided that the Company will be obligated to pay a prepayment fee equal to 1.0% of the Term Loans prepaid. As disclosed in Note 15, subsequent to December 31, 2021, the Company repaid all balances outstanding under the Term Loans and entered into a new loan agreement with Oxford.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2021 Amended Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2021 Amended Loan Agreement. While any amounts are outstanding under the 2021 Amended Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of December 31, 2021, the Company was in compliance with all covenants under the 2021 Amended Loan Agreement.

Pursuant to the loan and security agreement with Oxford, in 2017, the Company issued to Oxford warrants to purchase an aggregate of up to 116,618 shares of the Company’s Series A-1 Preferred Stock (“Series A-1 Warrants”) at an exercise price of $3.43 per share. The Company determined the fair value of the Series A-1 Warrants on the date of issuance was $0.3 million. Upon the closing of the IPO, the Series A-1 Warrants became exercisable for 93,518 shares of common stock at an exercise price of $4.28 per share. The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital.

Also pursuant to the loan and security agreement with Oxford, in 2018, the Company issued to Oxford warrants to purchase an aggregate of up to 17,212 shares of the Company’s Series B Preferred Stock with an exercise price of $5.81 per share (“2018 Series B Warrants”) and in 2019, in conjunction with drawing the additional $10.0 million in principal, the Company issued to Oxford warrants to purchase an aggregate of up to an additional 17,212 shares of the Company’s Series B Preferred Stock, with an exercise price of $5.81 per share (“2019 Series B Warrants”). The Company determined the fair value of the 2018 Series B Warrants and the 2019 Series B Warrants on the date of issuance was $0.1 million and $0.2 million, respectively. Upon the closing of the IPO, the Series B Warrants became exercisable for 27,604 shares of common stock at an exercise price of $7.25 per share.

The fair value of the warrant liability at the date of the IPO was reclassified to additional paid-in-capital. The warrants will expire ten years from the date of the grant unless earlier exercised. The fair value of the warrants was originally treated as a debt discount and recorded as a preferred stock warrant liability. The debt discount is amortized over the term of the Term Loans to interest expense.

Note 9. Stockholders’ Equity

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2021:

Stock options issued and outstanding	9,899,707
Authorized for future options and award grants	3,752,093
Authorized for future issuance under Employee Stock Purchase Plan	1,154,241
Total	14,806,041

Note 10. Stock-Based Compensation

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective as of the completion of the IPO. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are employees, officers, directors or consultants of the Company. A total of 11,183,476 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by the Company are added to the shares reserved under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. The number of stock options and exercise prices were adjusted retrospectively for the Company’s reverse stock split, which became effective in July 2020.

As of December 31, 2021, there were 3,752,093 shares available for future option grants or direct issuance under the 2020 Plan. Through December 31, 2021, the Company has exclusively granted stock options under the 2020 Plan. Shares issued under the 2020 Plan are newly issued shares and the Company has no intention to repurchase previously issued shares. The exercise price of stock options granted under the 2020 Plan cannot be less than 100% of the fair value of the common stock on the grant date. The term and vesting period of each option shall be stated in the underlying agreements. However, the term shall be no more than ten years from the date of grant. The stock options generally vest over a four-year period. If stock options are granted to an optionee who, at the grant date, owns the Company common stock representing more than ten percent of the voting power of all classes of stock of the Company, then the term of the stock option shall be five years from the date of grant and the stock option exercise price is equal to 110% of the fair value at the date of grant.

Following is a summary of the Company’s stock option plan activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2021	4,738,607	$10.34	8.34
Granted	7,228,445	8.81
Exercised	(583,332)	3.39
Forfeited/Cancelled	(1,484,013)	10.83
Balance at December 31, 2021	9,899,707	$9.57	8.57	$2,938
Options vested and expected to vest as of December 31, 2021	9,899,707	$9.57	8.57	$2,938
Options vested and exercisable as of December 31, 2021	3,033,767	$9.81	7.43	$2,792

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $3.4 million and $2.4 million, respectively, determined as of the date of exercise. The Company received $2.0 million and $0.2 million in cash from options exercised during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, total unrecognized compensation cost related to stock options was $42.8 million, and the weighted-average period over which this cost is expected to be recognized is approximately 2.9 years.

The weighted-average fair value of options granted during the years ended December 31, 2021 and 2020 was $6.12 and $8.65 per share, respectively. Total fair value of shares vested during the years ended December 31, 2021 and 2020 was $16.7 million and $6.9 million, respectively.

The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.5%–1.3%	0.4%–1.4%
Expected volatility	82.2–84.3%	79–86%
Expected term (years)	5.5–6.0	5.5–6.0
Dividend yield	—	—

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

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the IPO. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. For the year ended December 31, 2021, the assumptions used to estimate the fair value of shares purchasable under the ESPP using the Black-Scholes valuation model included risk-free interest rate of 0.05%, expected volatility ranging from 74.8% to 87.9%, expected term of 0.5 years and zero dividend yield. During the year ended December 31, 2021, a total of 79,367 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.5 million.

The Company recorded total stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$8,090	$3,872
General and administrative	8,614	3,348
Total stock-based compensation expense	$16,704	$7,220

Note 11. Commitments and Contingencies

Operating Leases

As of December 31, 2021, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 87,000 square feet with remaining lease terms of 8.0 years. The manufacturing and laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 2 years.

In October 2018, the Company entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029.

In October 2019, the Company entered into a lease amendment to expand the existing premises. The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029.  The lease amendment provided for additional tenant reimbursements of $1.5 million and as costs were incurred, the Company performed additional analysis to determine treatment based on the type of leasehold improvement. Both the original lease and amendment provides for rent abatements and scheduled increases in base rent. In connection with the lease and its amendment, the Company made cash security deposits in the amount of $0.3 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2021 and 2020.

In July 2019, the Company entered into a lease agreement for a facility in San Diego, California that was retrofitted to Good Manufacturing Practice standards and is used for manufacturing in its early-stage clinical trials. The lease term commenced on June 26, 2020 and will expire on December 31, 2029. The lease provided for tenant improvements of $2.9 million and as costs were incurred, the Company performed analysis to determine treatment based on the type of leasehold improvement.  As of December 31, 2020, all costs were incurred, and construction was completed. The lease provides for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2021 and 2020.

Upon adoption of ASC 842 on January 1, 2020, the Company determined its leases meet the criteria of operating leases. Further, upon adoption of ASC 842, the Company determined it was the owner of certain tenant improvements but did not control the construction project and therefore the fair value of the building was derecognized and costs incurred by the Company related to the tenant improvements of $13.3 million were recorded as leasehold improvements in property and equipment, net on the consolidated balance sheet as of December 31, 2020 and will be depreciated over the remaining lease term.

In connection with the adoption of ASC 842, the Company recognized initial lease receivables of $2.7 million, right-of-use (“ROU”) lease assets of $22.3 million, which was adjusted for the deferred rent balance of $2.3 million and an initial lease liability of $27.3 million, with respect to the existing leases. The leases in San Diego include an option to extend, which was not recognized as part of the lease liability and ROU lease assets as it was not reasonably certain the Company would exercise the extension right. Additionally, under lease accounting guidance, the Company had been the deemed owner under construction of the manufacturing facility. Upon the adoption of ASC 842 the Company derecognized the amounts previously presented on its balance sheet related to its manufacturing facility including construction in progress of $2.1 million within property and equipment, and the construction financing obligation of $2.5 million recorded within other long-term liabilities and $0.3 million of other receivables within prepaid and other current assets as of December 31, 2019. The Company also recorded a cumulative adjustment to the opening balance of accumulated deficit of $0.1 million as of January 1, 2020.

During the years ended December 31, 2021 and 2020, the Company recognized $6.3 million and $6.0 million, respectively, of operating lease expense. The Company recognized an immaterial amount of variable operating lease expense for the twelve months ended December 31, 2021. During the year ended December 31, 2021, the Company paid $6.1 million in cash payments for its operating leases. As of December 31, 2021, the weighted average remaining lease term for operating leases was 7.4 years and the weighted-average discount rate for operating leases was 8.92%.

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$6,577
2023	5,723
2024	4,814
2025	4,958
2026	5,107
Thereafter	16,259
Total future lease payments	43,438
Imputed interest	(11,597)
Total lease liability balance	31,841
Less current portion of lease liability	6,337
Lease liability, net of current portion	$25,504

Lease Agreement not Commenced as of December 31, 2021

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 24,000 square feet to be used for administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025. Future payments under the lease agreement are approximately $5.2 million.

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

License Agreement with Janssen Biotech Inc.

In August 2015, the Company entered into a license agreement (“Janssen Agreement”) with Janssen pursuant to which the Company obtained exclusive worldwide rights to research, develop, manufacture and commercialize pharmaceutical products comprising autologous CAR-modified T-cells or any CAR-modified natural killer or CAR-modified natural-killer-like cells expressing certain Centyrin molecules or Centyrin CAR molecules for the treatment or prevention of any disease in humans. Pursuant to the Janssen Agreement, the Company paid Janssen an upfront fee of $0.2 million. Based on milestone developments, the Company has paid an additional $4.0 million through December 31, 2021. The Company is required to pay Janssen up to an aggregate of $75.8 million upon the achievement of certain clinical, regulatory and sales milestones for the first licensed product and up to an aggregate of $46.8 million upon the achievement of certain clinical, regulatory and sales milestones for each licensed product thereafter. The Company is also obligated to pay, on a product-by-product and country-by-country basis, royalties in the low single-digit percentage range on annual net sales.

April 2017 Commercial License Agreement with TeneoBio, Inc.

In April 2017, the Company entered into a commercial license agreement (the “2017 TeneoBio Agreement”) with TeneoBio, Inc. (“TeneoBio”) pursuant to which the Company obtained exclusive worldwide rights to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy chain sequences provided by TeneoBio.

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

August 2018 Commercial License Agreement with TeneoBio, Inc.

In August 2018, the Company entered into a commercial license agreement (the “2018 TeneoBio Agreement”) with TeneoBio pursuant to which the Company obtained exclusive rights to research, develop and commercialize up to a certain number of targets from TeneoBio. Pursuant to the 2018 TeneoBio Agreement, the Company has paid TeneoBio an upfront fee of $4.0 million. The Company is required to pay TeneoBio up to an aggregate of $31.0 million upon the first achievement of certain clinical and regulatory milestones for each product, none of which have been met. The Company is also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of any licensed products.

October 2019 License Agreement with Genus Oncology, LLC

In October 2019, the Company entered into a license agreement (the “Genus Agreement”) with Genus Oncology, LLC (“Genus”), pursuant to which the Company paid Genus an upfront fee of $1.5 million and Genus granted the Company the option, which is exercisable for an additional $1.5 million fee, to obtain an exclusive worldwide license to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1.

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

Note 12. Income Taxes

The components of the pretax loss from operations were all attributed to the United States. There was no income tax expense or benefit for the years ended December 31, 2021 and 2020.

The (benefit from) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences as of (in thousands):

	Year Ended December 31,
	2021	2020
Federal statutory rate	$(26,245)	$(27,253)
Adjustments for tax effects of:
Tax credits	(22,448)	(10,735)
State taxes, net	(7,575)	(8,581)
Unrecognized tax benefits	3,431	2,445
Stock-based compensation	2,308	956
Permanent adjustments	53	134
Other, net	(192)	(27)
Change in valuation allowance	50,668	43,061
Total	$—	$—

Significant components of the Company’s deferred tax assets and liabilities consist of the following as of (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$98,815	$65,058
Income tax credit carryforwards	33,524	15,727
Lease liabilities	8,885	8,388
Deferred revenue	2,280	—
Accrued expenses	2,233	1,855
Amortization	1,406	1,558
Grant income	1,114	6,648
Other, net	2,430	982
Total deferred tax assets	150,687	100,216
Deferred tax liabilities:
Right of use assets	(7,305)	(6,934)
Depreciation	(1,308)	(1,877)
Acquired indefinite lived intangibles	(368)	(369)
Total deferred tax liabilities	(8,981)	(9,180)
Valuation allowance	(141,761)	(91,091)
Net deferred tax liability	$(55)	$(55)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. A valuation allowance of $141.8 million has been recorded as of December 31, 2021, as compared to $91.1 million as of December 31, 2020. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

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

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $23.3 million and $350.8 million, respectively, which begin to expire in 2032 and the Company had federal net operating loss carryforwards that do not expire but utilization is limited to 80% of taxable income for any given tax year in the amount of $329.9 million.

As of December 31, 2021, the Company had federal orphan drug credits and research and development credits and state research and development tax credits of $33.2 million and $11.8 million, respectively. The federal research and development tax credits will begin to expire in 2032, while the state credits do not expire.

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

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2021, the Company’s tax years beginning 2012 to date are subject to examination by federal and other state taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company is not currently under examination by the IRS or state and local tax authorities.

As of December 31, 2021, the Company had unrecognized tax benefits of $9.5 million, determined as follows:

	December 31,
	2021	2020
Balance at beginning of year	$5,457	$2,470
Increase for current year positions	4,105	3,211
Decrease for prior year positions	(68)	(224)
Balance at the end of year	$9,494	$5,457

These unrecognized tax benefits are not expected to change within the next twelve months. Of the $9.5 million of unrecognized tax benefits, zero would impact the effective tax rate due to the valuation allowance, if reversed. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, there are no accrued interest or penalties.

Note 13. Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Total contributions by the Company during the years ended December 31, 2021 and 2020 were $0.9 million and $0.6 million, respectively.

Note 14. Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible conversion of the Company’s preferred stock and exercise of the outstanding warrants.

The Company’s potentially dilutive securities, which include warrants to purchase common stock, common stock options and common stock from the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	9,899,707	4,738,607
Warrants to purchase convertible preferred stock (as converted to common stock)	121,122	121,122
ESPP shares	5,310	—
	10,026,139	4,859,729

Note 15. Subsequent Events

In February 2022, the Company entered into a new Loan and Security Agreement (“2022 Loan Agreement”) with Oxford. Pursuant to the terms of the 2022 Loan Agreement, the Company borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the 2021 Amended Loan Agreement. Under the 2022 Loan Agreement the interest-only period is through April 1, 2025, with interest-only payments through March 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. Upon the satisfaction of certain conditions set forth in the 2022 Loan Agreement, the interest-only period may be extended through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. Upon occurrence of a qualifying equity event, the interest-only period is subject to an extension to 48 months followed by 11 equal monthly payments of principal and applicable interest. In connection with the repayment of the balance outstanding under the 2021 Amended Loan Agreement, the Company incurred amendment and final payment fees of $1.6 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans. The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.0% if the term loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied. Consistent with the 2021 Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

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

4.6	Description of Common Stock (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 11, 2021).

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

10.4+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on November 9, 2021).

10.5+

Poseida Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.6+

Poseida Therapeutics, Inc. Severance and Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-239321), filed with the SEC on July 6, 2020).

10.7+^

Amended and Restated Executive Employment Agreement, by and between the Registrant and Eric Ostertag, dated February 1, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.8+

Amended and Restated Participation Agreement, by and between the Registrant and Eric Ostertag, dated February 1, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.9+^

Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Gergen, dated February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.10+

Amended and Restated Participation Agreement, by and between the Registrant and Mark Gergen, dated February 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.11+^

Offer Letter, by and between the Registrant and Matthew Spear, dated June 13, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.12+^

Offer Letter, by and between the Registrant and Kerry Ingalls, dated July 29, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.13+^

Offer Letter, by and between the Registrant and Johanna Mylet, dated June 8, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.14+

Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on July 26, 2021).

10.15+

Poseida Therapeutics, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-262869), filed with the SEC on February 18, 2022).

10.16+

Forms of Grant Notice, Stock Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Award Agreement under the Poseida Therapeutics, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-262869), filed with the SEC on February 18, 2022).

10.17*

License Agreement, by and between the Registrant and Janssen Biotech, Inc., effective August 3, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.18*

Commercial License Agreement, by and between the Registrant and TeneoBio, Inc., effective April 27, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.19*

Commercial License Agreement, by and between the Registrant and TeneoBio, Inc., effective August 3, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.20*

License Agreement, by and between the Registrant and Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, dated May 20, 2016 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.21*

License Agreement, by and between the Registrant and Genus Oncology, LLC, effective October 24, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.22*	Collaboration and License Agreement, by and between the Registrant and Takeda Pharmaceuticals USA, Inc., effective October 11, 2021.

10.23^	Loan and Security Agreement, by and among the Registrant, Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated February 22, 2022.

10.24

Lease, by and between the Registrant and BMR-9360-9390 Towne Centre LP, dated October 1, 2018, as amended on October 4, 2019 and March 11, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.25

Lease, by and between the Registrant and BMR-Eastgate Mall LP, dated July 12, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.26

Controlled Equity OfferingSM Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated August 13, 2021 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258804), filed with the SEC on August 13, 2021).

10.27*

Amended and Restated License Agreement, by and between the Registrant and Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, executed as of March 12, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on May 11, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

POSEIDA THERAPEUTICS, INC.

Date: March 10, 2022	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Gergen, J.D. and Johanna Mylet, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark J. Gergen	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Mark J. Gergen, J.D.

/s/ Johanna M. Mylet	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Johanna M. Mylet, C.P.A.

/s/ Eric Ostertag	Executive Chairman and Director	March 10, 2022
Eric Ostertag, M.D., Ph.D.

/s/ Cynthia Collins	Director	March 10, 2022
Cynthia Collins, M.B.A.

/s/ Luke Corning	Director	March 10, 2022
Luke Corning

/s/ David Hirsch	Director	March 10, 2022
David Hirsch, M.D., Ph.D.

/s/ Marcea B. Lloyd	Director	March 10, 2022
Marcea B. Lloyd, J.D.

/s/ John P. Schmid	Director	March 10, 2022
John P. Schmid, M.B.A.