Form 10-Q
period 2022-03-31
Poseida Therapeutics, Inc.
filed 2022-05-12
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the registrant had 62,704,726 shares of common stock, $0.0001 par value per share, outstanding.

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
•

our ability to attract and/or retain new and existing collaborators with development, regulatory, manufacturing and commercialization expertise and our expectations regarding the potential benefits to be derived from such collaborations;

•

our expectations regarding our ability to obtain and maintain intellectual property protection for our platform technologies and product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	our expectations regarding developments and projections relating to our competitors, competing therapies that are or become available, and our industry;
•	our expectations regarding the impact of the COVID-19 pandemic and the Russia-Ukraine conflict on our business and operations, anticipated timelines, our industry and the economy;
•	future changes in or impact of law and regulations in the United States and foreign countries; and
•	the sufficiency of our existing cash and cash equivalents to fund our operations.

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$183,489	$206,325
Prepaid expenses and other current assets	7,021	7,548
Total current assets	190,510	213,873
Property and equipment, net	22,101	22,050
Operating lease right-of-use assets	28,947	26,177
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,046	1,661
Total assets	$248,152	$269,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,589	$8,961
Accrued expenses and other liabilities	29,584	23,540
Operating lease liabilities, current	7,386	6,337
Deferred revenue, current	3,359	4,497
Total current liabilities	43,918	43,335
Operating lease liabilities, non-current	27,848	25,504
Term debt	57,967	29,357
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, noncurrent	8,968	9,265
Deferred tax liability	55	55
Other long-term liabilities	1,702	1,590
Total liabilities	144,450	113,098
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at March 31, 2022 and December 31, 2021; 62,704,726 and 62,523,596 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	568,612	563,064
Accumulated deficit	(464,916)	(406,859)
Total stockholders’ equity	103,702	156,211
Total liabilities and stockholders’ equity	$248,152	$269,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Collaboration revenue	$1,435	$—
Total revenue	1,435	—
Operating expenses:
Research and development	48,850	29,095
General and administrative	9,546	8,369
Total operating expenses	58,396	37,464
Loss from operations	(56,961)	(37,464)
Other income (expense):
Interest expense	(1,077)	(838)
Other expense, net	(19)	(12)
Net loss before income tax	(58,057)	(38,314)
Income tax expense	—	—
Net loss	$(58,057)	$(38,314)

Other comprehensive income:
Unrealized gain on short-term investments	—	10
Comprehensive loss	$(58,057)	$(38,304)

Net loss per share, basic and diluted	$(0.93)	$(0.62)
Weighted-average number of shares outstanding, basic and diluted	62,555,915	61,981,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(58,057)	$(38,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,207	1,072
Deferred revenue	(1,435)	—
Loss on contract termination	8,067	—
Loss on disposal of property and equipment	—	4
Stock-based compensation	4,867	3,462
Accretion of discount on issued term debt	173	168
Accretion of investment discount, net	—	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(667)	793
Operating lease right-of-use assets	1,032	947
Other long-term assets	616	—
Accounts payable	(5,391)	1,720
Accrued expenses and other liabilities	(703)	(8,495)
Operating lease liabilities	(1,033)	(459)
Net cash used in operating activities	(51,324)	(39,056)
Investing Activities:
Purchases of property and equipment	(743)	(475)
Proceeds from maturities of short-term investments	—	125,000
Net cash provided by (used in) investing activities	(743)	124,525
Financing Activities:
Net proceeds from issuance of common stock under employee stock compensation plans	681	360
Payment of debt issuance costs	(1,450)	—
Proceeds from term debt	30,000	—
Net cash provided by financing activities	29,231	360
Net increase (decrease) in cash and cash equivalents	(22,836)	85,829
Cash and cash equivalents at beginning of period	206,325	83,966
Cash and cash equivalents at end of period	$183,489	$169,795

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$516	$502

Supplemental disclosure of cash flow information:
Interest paid	$718	$671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage biopharmaceutical company dedicated to utilizing its proprietary genetic engineering platform technologies to create next generation cell and gene therapeutics with the capacity to cure. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including the Company’s non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the three months ended March 31, 2022, the Company incurred a net loss of $58.1 million and negative cash flows from operations of $51.3 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2022, the Company had an accumulated deficit of $464.9 million.

As of March 31, 2022, the Company had cash and cash equivalents of $183.5 million. Management concluded that the balance of cash and cash equivalents may not be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional funding or adjust operating plans or programs and associated spending. Management believes that the Company’s liquidity position provides sufficient runway to achieve critical research and development milestones and demonstrate continued progress in the gene therapy and cell therapy programs. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to obtain additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other things, the continuing public health concerns regarding the COVID-19 pandemic and civil and political unrest in certain countries and regions. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 from which the Company derived its condensed consolidated balance sheet as of December 31, 2021.

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

Russia’s invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt the Company’s supply chain and adversely affect its ability to conduct ongoing and future clinical trials of the Company’s product candidates. The extent to which the ongoing conflict ultimately impacts the Company’s business is highly uncertain and cannot be predicted with confidence at this time.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, which include, but are not limited to, estimates related to revenue, accrued expenses, research and development expenses, stock-based compensation expense and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Concentration of Business Risk

The Company operates in one reportable business segment and has one customer. The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument ASU 2021-04 also provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements and disclosures.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$15,271	$14,192
Leasehold improvements	13,941	13,910
Computer equipment and software	2,227	2,137
Furniture and fixtures	983	928
Construction in progress	23	20
Total property and equipment	32,445	31,187
Less: Accumulated depreciation and amortization	(10,344)	(9,137)
Total property and equipment, net	$22,101	$22,050

Depreciation and amortization expense associated with property and equipment was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract research services	$14,898	$12,292
Accrued loss on contract termination	6,250	—
Payroll and related expense	4,379	8,760
Other	4,057	2,488
Total accrued expenses and other liabilities	$29,584	$23,540

The accrued loss on a contract termination represents a loss resulting from an early termination of the Company’s contract with one of its autologous contract manufacturers during the three months ended March 31, 2022, consisting of future contractual payment obligations.

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022:
Money market fund	$166,128	$—	$—	$166,128
Total	$166,128	$—	$—	$166,128

December 31, 2021:
Money market fund	$176,102	$—	$—	$176,102
Total	$176,102	$—	$—	$176,102

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
March 31, 2022:
Assets:
Money market funds(1)	$166,128	$—	$—
Total	$166,128	$—	$—

December 31, 2021:
Assets:
Money market funds(1)	$176,102	$—	$—
Total	$176,102	$—	$—

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

The Company recognizes revenue from platform technology enhancement services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of March 31, 2022, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

For the three months ended March 31, 2022, the Company recognized revenue of $1.4 million from the Takeda Collaboration Agreement, consisting of the platform technology enhancement services and the research and development services, which are delivered over time. As of March 31, 2022, the balance of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, pursuant to the Company’s existing collaboration and license agreement consisted of $3.4 million presented as a deferred revenue, current and $9.0 million presented as a deferred revenue, non-current, in the accompanying condensed consolidated balance sheet.

Note 7. California Institute of Regenerative Medicine Award

The Company has been awarded funding from California Institute of Regenerative Medicine (“CIRM”) to develop certain internal programs. Under the terms of the funding both CIRM and the Company co-fund specified programs, under which funding is provided in developmental milestones determined as a part of the award. The Company is obligated to share potential future revenues for the related programs with CIRM. The percentage of revenues due to CIRM in the future is dependent on the amount of the award received and whether revenue is generated from product sales or through license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company. The Company has the option to decline any and all future grant amounts awarded by CIRM. As an alternative to revenue sharing, the Company has an option to convert any award to a loan, which such option the Company must exercise on or before ten business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert any award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts due to CIRM vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to the full amount received and interest at the rate of the three-month LIBOR rate plus 10% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability as the Company’s intention is to convert the award into a loan. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, upon determination of amounts that would become due, the Company will adjust the amount of the liability accordingly.

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The Company received the full amount of the award based on achievement of specific developmental milestones. The amount of the award is presented as a deferred CIRM grant liability in the accompanying condensed consolidated balance sheet.

Note 8. Term Debt

In 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”), which was subsequently amended (“Amended Loan Agreement”), pursuant to which the Company borrowed $20.0 million under a Term A loan and $10.0 million under a Term B loan.

In February 2022, the Company entered into a new Loan and Security Agreement (“2022 Loan Agreement”) with Oxford. Pursuant to the terms of the 2022 Loan Agreement, the Company borrowed $60.0 million in term loans (the “Term Loans”), of which $31.6 million was used to repay the balance outstanding under the Amended Loan Agreement, including $0.2 million of accrued interest. Under the 2022 Loan Agreement the interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. Upon occurrence of a qualifying equity event, the interest-only period may be extended through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). In connection with the repayment of the balance outstanding under the Amended Loan Agreement, the Company incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Term A or Term B loans, or (iii) the prepayment of the Term A or Term B loans.

The Company accounted for this amendment as debt modification in accordance with ASC Topic 470, Debt because the modification was not considered substantial.

The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of March 31, 2022 was 7.94% per annum. The 2022 Loan Agreement includes a provision addressing replacement of LIBOR with an alternate benchmark rate, which may include the Secured Overnight Financing Rate, when LIBOR is phased out. LIBOR is scheduled to be phased out in June 2023. Consistent with the Amended Loan Agreement, the Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of March 31, 2022, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.6 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 9.67%. As of March 31, 2022, the balance of the unamortized debt discount was $2.0 million. The balance of the accrued final payment fee was $1.7 million as of March 31, 2022 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.0% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of March 31, 2022, the Company was in compliance with all covenants under the 2022 Loan Agreement.

Note 9. Stockholders’ Equity

Authorized Shares

In connection with the completion of the Company’s initial public offering in July 2020, the Company amended its certificate of incorporation to authorize 250,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, that may be issued from time to time by the Company’s board of directors in one or more series. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Since the Company’s inception, there have been no dividends declared.

Warrants

Pursuant to the Amended Loan Agreement, the Company issued Oxford (i) in 2017, a warrant to purchase 93,518 shares of common stock at an exercise price of $4.28 per share, which will expire in 2027 unless earlier exercised and (ii) in 2018 and 2019, warrants to purchase an aggregate of 27,604 shares of common stock at an exercise price of $7.25 per share, which will expire in 2028 and 2029, respectively, unless earlier exercised.

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

In February 2022, the Company’s board of directors approved and adopted the 2022 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards to individuals not previously employees or non-employee directors of the Company, as an inducement toward entering into employment with the Company. The maximum number of shares of common stock that may be issued under the Inducement Plan is 2,000,000 shares.

Following is a summary of the Company’s stock option activity for the three months ended March 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2022	9,899,707	$9.57
Granted	3,083,132	3.88
Exercised	(23,303)	1.81
Forfeited/Cancelled	(140,663)	9.97
Balance at March 31, 2022	12,818,873	$8.21	8.77	$3,674,177
Options vested and expected to vest as of March 31, 2022	12,818,873	$8.21	8.77	$3,674,177
Options vested and exercisable as of March 31, 2022	3,529,827	$9.85	7.64	$1,326,838

The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $34 thousand and $2.4 million, respectively, determined as of the date of exercise. The Company received $0.1 million and $0.4 million in cash from options exercised during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, total unrecognized compensation cost related to stock options was $46.2 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.3%–1.9%	0.5%–0.7%
Expected volatility	83%–92%	82%
Expected term (years)	3.0–8.0	6.0
Dividend yield	—	—

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	—	$—
Granted	2,142,204	3.88
Vested	—	—
Forfeited/Cancelled	(4,553)	4.75
Balance at March 31, 2022	2,137,651	$3.88

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs vest over four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of March 31, 2022, total unrecognized compensation cost related to RSUs was $8.0 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.8 years.

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the three months ended March 31, 2022, a total of 157,827 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.6 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.6%	0.1%
Expected volatility	84%	88%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,428	$1,705
General and administrative	2,439	1,757
Total stock-based compensation expense	$4,867	$3,462

Note 11. Commitments and Contingencies

Operating Leases

As of March 31, 2022, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 110,000 square feet with remaining lease terms of up to 7.75 years. During the three months ended March 31, 2022, the Company recorded an ROU asset of $4.4 million and a corresponding lease liability related to a sublease of an office facility used for administrative activities, which commenced during the period. Certain of the Company’s manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of 5 years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 1.75 years.

During the three months ended March 31, 2022 and 2021, the Company recognized $2.3 million and $1.6 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU assets during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company paid $1.4 million for its operating leases. As of March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.8 years and 8.9%, respectively.

As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remaining 9 months)	$5,928
2023	7,057
2024	6,188
2025	6,374
2026	5,107
Thereafter	16,260
Total future lease payments	46,914
Imputed interest	(11,680)
Total lease liability balance	35,234
Less current portion of lease liability	7,386
Lease liability, net of current portion	$27,848

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

Note 12. Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible exercise of the outstanding warrants.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options and RSUs	14,956,524	8,894,580
Warrants to purchase common stock	121,122	121,122
ESPP shares	3,380	—
	15,081,026	9,015,702

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. Our investigational new drug application, or IND, for this program was cleared by the FDA in August 2021 and we expect initial clinical data from our Phase 1 in the second half of 2022. While P-BCMA-ALLO1 is currently manufactured at a contract manufacturing organization, or CMO, we announced in January of 2022 that we intended to transition manufacturing of P-BCMA-ALLO1 to our internal pilot manufacturing plant. Those efforts are ongoing.

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

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-PSMA-101, P-BCMA-ALLO1, and P-MUC1C-ALLO1, and begin to commercialize any approved products. While we anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates, we expect a decrease in our development costs for our BCMA programs as we are transitioning to our allogeneic platform. In addition, all development costs related to partnered gene therapy programs will be reimbursed by Takeda. We also expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development and other corporate activities including expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-PSMA-101, P-BCMA-ALLO1, and P-MUC1C-ALLO1, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. There can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Collaboration Agreements

In October 2021, we entered into the Takeda Collaboration Agreement, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We collaborate with Takeda to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

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

In-License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—In-License Agreements” and Note 11 to our annual consolidated financial statements included in our 2021 Annual Report.

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

•

License Agreement with Xyone Therapeutics, Inc. (as successor-in-interest to Genus Oncology, LLC), or the Xyone Agreement, pursuant to which we obtained an exclusive worldwide license under certain patents and a non-exclusive worldwide license under certain know-how controlled by Xyone to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1-C, or a Xyone licensed product, and a non-exclusive worldwide license under certain patents and know-how controlled by Xyone to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. We use a Xyone antibody or derivative thereof targeting MUC1-C as a binder in our P-MUC1C-ALLO1 product candidate.

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. To date we have received a total of $19.7 million from this grant and we may receive up to $0.1 million in future grant payments upon closeout of our clinical trial for this program. In the fourth quarter of 2021 we made the decision to wind down clinical development of the P-BCMA-101 program and derecognized the liability related to amount of the award previously received. In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, we initially record proceeds as a liability when received and subsequently reassess based on our intention to repay the amounts associated with awards or convert them to a royalty obligation.

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

•	payments made under third-party licensing agreements;
•	the cost of manufacturing clinical materials for use in our preclinical studies and clinical trials; and
•	laboratory supplies and research materials.

Internal costs include:

•	personnel-related expenses, consisting of employee salaries, related benefits and stock-based compensation expense for employees engaged in research, development and manufacturing functions;
•	the cost to develop manufacturing capability at our San Diego facility for manufacture of cell therapies for use in clinical trials; and
•	facilities, depreciation and other expenses, consisting of direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Collaboration revenue	$1,435	$—	$1,435
Total revenue	1,435	—	1,435
Operating expenses:
Research and development	48,850	29,095	19,755
General and administrative	9,546	8,369	1,177
Total operating expenses	58,396	37,464	20,932
Loss from operations	(56,961)	(37,464)	(19,497)
Other income (expense):
Interest expense	(1,077)	(838)	(239)
Other income (expense), net	(19)	(12)	(7)
Net loss before income tax	(58,057)	(38,314)	(19,743)
Income tax expense	—	—	—
Net loss	$(58,057)	$(38,314)	$(19,743)

Collaboration Revenue

Collaboration revenue of $1.4 million for the three months ended March 31, 2022 represents revenue recognized from the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021 and related to the research services we performed for Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$23,029	$10,221	$12,808
Preclinical stage programs and other unallocated expenses	8,063	6,018	2,045
Internal costs:
Personnel	14,564	10,117	4,447
Facilities and other	3,194	2,739	455
Total research and development expenses	$48,850	$29,095	$19,755

(1)

Clinical stage programs include costs related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the three months ended March 31, 2022 and costs related to P-BCMA-101 and P-PSMA-101 programs for the three months ended March 31, 2021.

Research and development expenses were $48.9 million for the three months ended March 31, 2022, compared to $29.1 million for the three months ended March 31, 2021. The increase in research and development expenses of $19.8 million was primarily due to an increase of $12.8 million in external costs related to our clinical stage programs from an increase in the number of ongoing clinical trials, including enrollment, manufacturing and license fees for the P-PSMA-101 Phase 1 clinical trial, the P-BCMA-ALLO1 Phase 1 clinical trial, and the P-MUC1C-ALLO1 Phase 1 clinical trial, an increase of $4.4 million in personnel expenses as a result of an increase in headcount which included a $0.7 million increase in stock-based compensation expense, and a $2.0 million increase in external costs related to our preclinical stage programs. The increase in external costs related to our clinical stage programs also includes a loss on a contract termination of $8.1 million related to an early termination of a contract with one of our autologous contract manufacturers during the three months ended March 31, 2022, consisting of future contractual payment obligations, a write off of deferred milestone payments previously made to our autologous contract manufacturer, and an impairment of a related ROU asset.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended March 31, 2022, compared to $8.4 million for the three months ended March 31, 2021. The increase in general and administrative expenses of $1.2 million was primarily due to an increase of $1.2 million in personnel expenses as a result of an increase in headcount which included a $0.7 million increase in stock-based compensation expense.

Interest Expense

Interest expense was $1.1 million for the three months ended March 31, 2022, compared to $0.8 million for the three months ended March 31, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.2 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Expense, Net

Other expense, net was less than $0.1 million for each of the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing genetic engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity financings. For the three months ended March 31, 2022 we have incurred a net loss of $58.1 million, and negative cash flows from operations of $51.3 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2022, we had an accumulated deficit of $464.9 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In 2021, we entered into the Takeda Collaboration Agreement and received an upfront payment of $45.0 million.

As of March 31, 2022, we had cash and cash equivalents of $183.5 million. We concluded that the balance of cash and cash equivalents may not be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022. We intend to obtain additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the continuing public health concerns regarding the COVID-19 pandemic and civil and political unrest in certain countries and regions. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. Upon the occurrence of a qualifying equity event as set forth in the 2022 Loan Agreement, the interest-only period may be extended through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. As of March 31, 2022, the interest rate applicable to our Term Loans borrowing was 7.94%.

In connection with the repayment of the balance outstanding under the Amended Loan Agreement, we incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Term A or Term B loans, or (iii) the prepayment of the Term A or Term B loans. We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.0% if the term loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

On November 30, 2020, ICE Benchmark Administration, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or

SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(51,324)	$(39,056)
Cash provided by (used in) investing activities	(743)	124,525
Cash provided by financing activities	29,231	360
Net increase (decrease) in cash and cash equivalents	$(22,836)	$85,829

Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $51.3 million, primarily resulting from our net loss of $58.1 million and net cash decrease from changes in our operating assets and liabilities of $6.1 million, partially offset by non-cash expenses of $12.9 million. Non-cash charges consisted primarily of $8.1 million in loss on a termination of a contract with one of our autologous contract manufacturers, $4.9 million in stock-based compensation and $1.2 million in depreciation and amortization expense, partially offset by $1.4 million in decrease in deferred revenue. Net cash decrease from changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $5.4 million decrease in accounts payable and a $0.7 million decrease in accrued expenses and other liabilities.

During the three months ended March 31, 2021, net cash used in operating activities was $39.1 million, primarily resulting from our net loss of $38.3 million and net cash decrease from changes in our operating assets and liabilities of $5.5 million, partially offset by non-cash expenses of $4.8 million. Non-cash charges consisted primarily of $3.5 million in stock-based compensation and $1.1 million in depreciation and amortization expense. Net cash decrease from changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $8.5 million decrease in accrued liabilities partially offset by a $1.7 million increase in accounts payable.

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $0.7 million, representing purchases of property and equipment.

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

Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financings activities was $29.2 million, consisting of proceeds from the 2022 Loan Agreement of $28.6 million, net of debt issuance costs and repayment of the Amended Loan Agreement, and $0.7 million of proceeds from purchases under our ESPP and exercises of stock options.

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

We have also entered into several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. The payment obligations under these license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. We record these milestone payments when they are estimable and probable to be achieved. Estimating the timing or likelihood of achieving these milestones or generating future product sales requires significant judgment and is subject to uncertainty.

During the three months ended March 31, 2022, except for modification of our term loan disclosed in Note 8 and the lease commitments disclosed in Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

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

There were no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2021 Annual Report.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $183.5 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of March 31, 2022, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is scheduled to be phased out in June 2023. Our 2022 Loan Agreement includes provision addressing replacement of LIBOR with an alternate benchmark rate, which may include SOFR, when LIBOR is phased out, however a new standard has not yet been established. The consequences of a change in benchmark rate cannot be entirely predicted, but could result in higher interest rates on the principal amount outstanding under our 2022 Loan Agreement.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.” The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

•

As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

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
•

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our genetic engineering technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

* We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2022 and 2021, we have incurred a net loss of $58.1 million and $38.3 million, respectively. As of March 31, 2022, we had an accumulated deficit of $464.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

* We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

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

As of March 31, 2022, we had $183.5 million in cash and cash equivalents. We concluded that the balance of cash and cash equivalents may not be sufficient to fund our planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding or making changes to operating plans to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022. We intend to obtain additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the continuing public health concerns regarding the COVID-19 pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and civil and political unrest in certain countries and regions and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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

* Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. On February 17, 2022, we presented interim results from 14 treated and evaluable patients in our P-PSMA-101 Phase 1 clinical trial. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101 and our current clinical trials, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first two allogeneic CAR-T product candidates, P-BCMA-ALLO1, and P-MUC1C-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1 or P-MUC1C-ALLO1 for the first time in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

* Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

To date, we have only tested our product candidates in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in clinical trials of P-BCMA-101 and P-PSMA-101, we may observe greater rates of these or other adverse events in our other CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we have resumed the trial and we reported interim results on the first 14 patients in February 2022. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require that the P-PSMA-101 trial be suspended or terminated, which could represent a substantial setback to the program.

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

* Manufacturing genetically engineered products is complex and we or our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing genetically engineered products is complex and may require the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

* We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-PSMA-101, we have licensed Centyrin binders under an agreement with Janssen Biotech Inc., or Janssen, with respect to P-BCMA-ALLO1, we have licensed heavy-chain-only binders under an agreement with TeneoBio, Inc., or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (as successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

* We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and RSUs that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, in 2022, two of our executive officers provided notice of their resignation and retirement. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Other than for Dr. Ostertag, our Executive Chairman, we do not maintain “key person” insurance policies on the lives of any of our executive officers. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. We have experienced higher than normal turnover in the past year, due to the increasingly competitive hiring market in the biotechnology industry and if we cannot retain our existing employees and hire new employees to combat the impact of attrition, our operations may be adversely affected.

* We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2022, we had 283 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

* We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

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

Other products in the same class as some of our product candidates have already been approved or are further along in development. As more product candidates within a particular class of biopharmaceutical products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in this class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Gracell Biotechnologies Inc., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

* Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

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

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (7) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (8) created a licensure framework for follow on biologic products; (9) established a Center for Medicare and Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and (10) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

Risks Related to Our Common Stock

* The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance and you could lose all or part of your investment.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through May 6, 2022, the closing price of our common stock has ranged between $2.47 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic and anticipated increase in interest rates. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

* Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 15, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 70% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Executive Chairman, a member of our board of directors and the beneficial owner of approximately 15% of our voting stock as of March 15, 2022, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

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

General Risk Factors

* We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and various requirements the Nasdaq Global Select Market have imposed on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the completion of our initial public offering. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate that we annually incur approximately $4.0 million to $5.0 million in additional expenses to comply with the requirements imposed on us as a public company.

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

* If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; a material disruption of our product candidates’ development programs; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties upon whom we rely) to provide our services. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that we and the third parties upon who we rely maintain, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

While we have not experienced any such system failure, accident or security breach to date, we cannot be certain that our data protection efforts and our investment in information technology will prevent a security incident from occurring. If we suffer such an incident, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Our risks are likely to increase as we continue to expand our business, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

* Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We process personal data and other sensitive data (including health data we collect about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations. Accordingly, we and any potential collaborators may be subject to numerous federal, state, and foreign data privacy and protection obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information obtained outside of the United States, including but not limited to the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), which impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. The unstable nature of European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries such as the United States that do not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the European Economic Area (EEA) to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Any of these or other similar restrictions and obligations could increase the cost and complexity of doing business in foreign jurisdictions. If we cannot implement valid compliance mechanisms for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe, the United Kingdom and elsewhere; limiting our ability to collaborate with third parties, such as contract research organizations as well as other service providers, that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims), breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or revision or restructuring of our operations.

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

* We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-239321) that was declared effective on July 9, 2020.

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily bank money market accounts. Through March 31, 2022, we have used approximately $99.8 million of the net proceeds from our initial public offering. We are investing the remaining funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in our 2021 Annual Report.

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

POSEIDA THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)