Form 10-Q
period 2022-06-30
Poseida Therapeutics, Inc.
filed 2022-08-11
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, the registrant had 85,775,587 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,963	$206,325
Short-term investments	79,594	—
Accounts receivable	232	—
Prepaid expenses and other current assets	5,330	7,548
Total current assets	148,119	213,873
Property and equipment, net	22,756	22,050
Operating lease right-of-use assets	27,981	26,177
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,051	1,661
Total assets	$205,455	$269,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,661	$8,961
Accrued expenses and other liabilities	28,699	23,540
Operating lease liabilities, current	6,686	6,337
Deferred revenue, current	1,047	4,497
Total current liabilities	40,093	43,335
Operating lease liabilities, non-current	26,803	25,504
Term debt	58,065	29,357
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, noncurrent	8,811	9,265
Deferred tax liability	55	55
Other long-term liabilities	1,836	1,590
Total liabilities	139,655	113,098
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at June 30, 2022 and December 31, 2021; 62,728,726 and 62,523,596 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	573,878	563,064
Accumulated other comprehensive loss	(132)	—
Accumulated deficit	(507,952)	(406,859)
Total stockholders’ equity	65,800	156,211
Total liabilities and stockholders’ equity	$205,455	$269,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenue	$2,700	$—	$4,135	$—
Total revenue	2,700	—	4,135	—
Operating expenses:
Research and development	35,008	36,008	83,858	65,103
General and administrative	9,237	8,871	18,782	17,240
Total operating expenses	44,245	44,879	102,640	82,343
Loss from operations	(41,545)	(44,879)	(98,505)	(82,343)
Other income (expense):
Interest expense	(1,543)	(843)	(2,620)	(1,681)
Other income, net	52	17	32	5
Net loss before income tax	(43,036)	(45,705)	(101,093)	(84,019)
Income tax expense	—	—	—	—
Net loss	$(43,036)	$(45,705)	$(101,093)	$(84,019)

Other comprehensive expense:
Unrealized loss on short-term investments	(132)	(14)	(132)	(4)
Comprehensive loss	$(43,168)	$(45,719)	$(101,225)	$(84,023)

Net loss per share, basic and diluted	$(0.69)	$(0.74)	$(1.61)	$(1.35)
Weighted-average number of shares outstanding, basic and diluted	62,713,363	62,150,961	62,635,074	62,066,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702
Issuance of common stock under employee stock compensation plans	24,000	—	32	—	—	32
Stock-based compensation expense	—	—	5,234	—	—	5,234
Unrealized loss on available-for-sale investments	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(43,036)	(43,036)
Balance at June 30, 2022	62,728,726	$6	$573,878	$(132)	$(507,952)	$65,800

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486
Issuance of common stock under employee stock compensation plans	39,431	—	67	—	—	67
Stock-based compensation expense	—	—	4,742	—	—	4,742
Unrealized loss on available-for-sale investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(45,705)	(45,705)
Balance at June 30, 2021	62,166,167	$6	$552,473	$1	$(365,904)	$186,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(101,093)	$(84,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,467	2,200
Deferred revenue	(3,903)	—
Non-cash loss on contract termination	5,687	—
Loss on disposal of property and equipment	205	5
Stock-based compensation	10,101	8,204
Accretion of discount on issued term debt	405	332
Accretion of investment discount, net	(97)	114
Changes in operating assets and liabilities:
Accounts receivable	(232)	—
Prepaid expenses and other current assets	1,017	1,733
Operating lease right-of-use assets	2,262	1,817
Other long-term assets	610	(208)
Accounts payable	(5,859)	3,727
Accrued expenses and other liabilities	(205)	(2,694)
Operating lease liabilities	(2,418)	(1,355)
Net cash used in operating activities	(91,053)	(70,144)
Investing Activities:
Purchases of property and equipment	(1,961)	(2,056)
Purchases of short-term investments	(79,611)	—
Proceeds from maturities of short-term investments	—	187,500
Net cash provided by (used in) investing activities	(81,572)	185,444
Financing Activities:
Net proceeds from issuance of common stock under employee stock compensation plans	713	427
Payment of debt issuance costs	(1,450)	—
Proceeds from term debt	30,000	—
Net cash provided by financing activities	29,263	427
Net increase (decrease) in cash and cash equivalents	(143,362)	115,727
Cash and cash equivalents at beginning of period	206,325	83,966
Cash and cash equivalents at end of period	$62,963	$199,693

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,429	$109

Supplemental disclosure of cash flow information:
Interest paid	$1,996	$1,356

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and collaborations. For the six months ended June 30, 2022, the Company incurred a net loss of $101.1 million and negative cash flows from operations of $91.1 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2022, the Company had an accumulated deficit of $508.0 million.

In July 2022, the Company entered into a collaboration and license agreement (the “Roche Collaboration Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), pursuant to which, among other things, the Company will grant to Roche (i) an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of the Company’s existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs, and (ii) an exclusive option to acquire an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogenic CAR-T cell therapy products from each of the Company’s existing P-BCMACD19-ALLO1 program and P-CD70-ALLO1 programs. Under the Roche Collaboration Agreement, subject to regulatory clearance, Roche is obligated to make an upfront payment to the Company of $110.0 million and the Company could also receive up to $110.0 million in near-term fees and milestone and other payments, and all of which has not yet been received.

Additionally, on August 8, 2022, the Company completed the sale of an aggregate of 23,000,000 shares of its common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to the Company from the offering were approximately $75.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2022 of $142.6 million, in combination with the upfront payment of $110.0 million to be received pursuant to the Roche Collaboration Agreement and the net proceeds from the underwritten public offering of approximately $75.3 million, will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The combination of the upfront payment from Roche and the underwritten public offering have alleviated the previously disclosed substantial doubt about the Company ability to continue as a going concern. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Fair Value Measurements

Certain financial instruments are required to be recorded at fair value. Other financial instruments, like cash are recorded at cost, which approximates fair value. Cash equivalents and short-term investments are comprised of available-for-sale securities, which are carried at fair value. Additionally, carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of June 30, 2022 and December 31, 2021, the Company recorded no allowance for credit losses.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. This ASU, along with subsequent amendments, improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2016-13 may have on its financial position and results of operations upon adoption but does not expect the adoption will have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$16,993	$14,192
Leasehold improvements	14,010	13,910
Computer equipment and software	2,235	2,137
Furniture, fixtures and other	999	948
Total property and equipment	34,237	31,187
Less: Accumulated depreciation and amortization	(11,481)	(9,137)
Total property and equipment, net	$22,756	$22,050

Depreciation and amortization expense associated with property and equipment was $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively and $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract research services	$14,439	$12,292
Accrued loss on contract termination	4,493	—
Payroll and related expense	6,001	8,760
Other	3,766	2,488
Total accrued expenses and other liabilities	$28,699	$23,540

The accrued loss on a contract termination represents a loss resulting from an early termination of the Company’s contract with one of its autologous contract manufacturers during the six months ended June 30, 2022, consisting of future contractual payment obligations.

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022:
Money market fund	$31,626	$—	$—	$31,626
U.S. government agency securities and treasuries	89,722	—	(132)	$89,590
Total	$121,348	$—	$(132)	$121,216

December 31, 2021:
Money market fund	$176,102	$—	$—	$176,102
Total	$176,102	$—	$—	$176,102

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2022:
Assets:
Money market funds and U.S. government agency treasuries(1)	$41,622	$—	$—
Short-term investments	79,594	—	—
Total	$121,216	$—	$—

December 31, 2021:
Assets:
Money market funds(1)	$176,102	$—	$—
Total	$176,102	$—	$—

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

The Company recognizes revenue from platform technology enhancement services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of June 30, 2022, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

For the three and six months ended June 30, 2022, the Company recognized revenue of $2.7 million and $4.1 million, respectively, from the Takeda Collaboration Agreement, consisting of the platform technology enhancement services and the research and development services, which are delivered over time. As of June 30, 2022, the balance of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, pursuant to the Takeda Collaboration Agreement consisted of $1.0 million presented as a deferred revenue, current and $8.8 million presented as a deferred revenue, non-current, in the accompanying condensed consolidated balance sheet.

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

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The Company received the full amount of the award based on achievement of specific developmental milestones. The amount of the award is presented as a deferred CIRM grant liability in the accompanying condensed consolidated balance sheets.

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

The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of June 30, 2022 was 9.02% per annum. The 2022 Loan Agreement includes a provision addressing replacement of LIBOR with an alternate benchmark rate, which may include the Secured Overnight Financing Rate, when LIBOR is phased out. LIBOR is scheduled to be phased out in June 2023. Consistent with the Amended Loan Agreement, the Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of June 30, 2022, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.6 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 10.73%. As of June 30, 2022, the balance of the unamortized debt discount was $1.9 million. The balance of the accrued final payment fee was $1.8 million as of June 30, 2022 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of June 30, 2022, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2022	9,899,707	$9.57
Granted	3,448,889	3.75
Exercised	(47,303)	1.56
Forfeited/Cancelled	(723,068)	8.48
Balance at June 30, 2022	12,578,225	$8.06	8.56	$331
Options vested and expected to vest as of June 30, 2022	12,578,225	$8.06	8.56	$331
Options vested and exercisable as of June 30, 2022	4,273,115	$9.81	7.64	$198

The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $58 thousand and $2.6 million, respectively, determined as of the date of exercise. The Company received $0.1 million and $0.4 million in cash from options exercised during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, total unrecognized compensation cost related to stock options was $39.4 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.3%–2.9%	0.5%–1.1%
Expected volatility	83%–92%	82%–84%
Expected term (years)	3.0–8.0	5.5–6.0
Dividend yield	—	—

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	—	$—
Granted	2,391,704	3.75
Vested	—	—
Forfeited/Cancelled	(116,437)	3.56
Balance at June 30, 2022	2,275,267	$3.76

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs vest over four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2022, total unrecognized compensation cost related to RSUs was $7.7 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.5 years.

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the six months ended June 30, 2022, a total of 157,827 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.6 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.6%	0.1%
Expected volatility	84%	88%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,646	$2,212	$5,074	$3,917
General and administrative	2,588	2,530	5,027	4,287
Total stock-based compensation expense	$5,234	$4,742	$10,101	$8,204

Note 11. Commitments and Contingencies

Operating Leases

As of June 30, 2022, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 110,000 square feet with remaining lease terms of up to 7.5 years. During the six months ended June 30, 2022, the Company recorded an ROU asset of $4.4 million and a corresponding lease liability related to a sublease of a laboratory and office space facility, which commenced during the period. Certain of the Company’s manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of five years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 1.5 years.

During the six months ended June 30, 2022 and 2021, the Company recognized $3.7 million and $3.2 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company paid $3.9 million for its operating leases. As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.7 years and 8.9%, respectively.

As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remaining 6 months)	$3,451
2023	7,057
2024	6,188
2025	6,374
2026	5,107
Thereafter	16,260
Total future lease payments	44,437
Imputed interest	(10,948)
Total lease liability balance	33,489
Less current portion of lease liability	6,686
Lease liability, net of current portion	$26,803

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Outstanding stock options and RSUs	14,853,494	9,016,666
Warrants to purchase common stock	121,122	121,122
ESPP shares	41,137	—
	15,015,753	9,137,788

Note 13. Subsequent Event

Roche Collaboration Agreement

In July 2022, the Company entered the Roche Collaboration Agreement with Roche, pursuant to which the Company will grant to Roche: (i) an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of the Company’s existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs (each a “Tier 1 Program”); (ii) an exclusive option to acquire an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of the Company’s existing P-BCMACD19-ALLO1 and P-CD70-ALLO1 programs (each, a “Tier 2 Program”); (iii) an exclusive license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from the up to six Collaboration Programs (as defined below) designated by Roche; (iv) an option for a non-exclusive, commercial license under certain limited Company intellectual property to develop, manufacture and commercialize certain Roche proprietary cell therapy products for up to three solid tumor targets to be identified by Roche (“Licensed Products”); and (v) the right of first offer for two (2) early-stage existing programs within hematologic malignancies.

For each Tier 1 Program, the Company will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by the Company in its performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For each Tier 2 Program, the Company will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay an option exercise fee. For each Tier 1 Program and Tier 2 Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties will conduct an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a specified fee, the parties would subsequently conduct a second research program of 18 months under which the parties would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which the Company will perform research and development activities through selection of a development candidate for IND-enabling activities (each, a “Collaboration Program”). Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After the Company’s completion of lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to the Company or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have the Company conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of the Company’s costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

Under the Roche Collaboration Agreement, Roche is obligated to make an upfront payment to the Company of $110.0 million. The Company could also receive up to $110.0 million in near-term fees and milestone and other payments. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, the Company is eligible to receive certain reimbursements, fees and milestone payments, including the near-term fees and milestone and other payments described above, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415 million for the Licensed Products.

The Company is further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

The Roche Collaboration Agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and continue on a product-by-product and country-to-country basis until there is no remaining royalty or other payment obligations. The Roche Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche’s convenience. Certain of these termination rights can be exercised with respect to a particular product or license, as well as with respect to the entire Roche Collaboration Agreement.

2022 Underwritten Public Offering of Common Stock

On August 8, 2022, the Company completed the sale of an aggregate of 23,000,000  shares of its common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to the Company from the offering were approximately $75.3  million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Our most advanced investigational clinical programs are:

•

P-PSMA-101, which is an autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC, and salivary gland carcinoma. We are currently evaluating P-PSMA-101 in a Phase 1 clinical trial. We presented encouraging preliminary results from our Phase 1 clinical trial of P-PSMA-101 in our first solid tumor indication on February 17, 2022 at ASCO-GU and may provide a further clinical update likely in 2023. We also have a second-generation program, P-PSMA-ALLO1, which is an allogeneic program, targeting PSMA utilizing a VH binder, in preclinical development.

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we expect initial clinical data from our Phase 1 clinical trial in the second half of 2022 subject to coordination with Roche, as defined below. While P-BCMA-ALLO1 is currently manufactured at a contract manufacturing organization, or CMO, we previously announced our plan to transition manufacturing of P-BCMA-ALLO1 to our internal pilot manufacturing plant and these transition efforts are ongoing. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 will be exclusively licensed to Roche.  Roche will be responsible for a majority of future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial.

•

P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial and we expect initial clinical data from our Phase 1 clinical trial in the second half of 2022. P-MUC1C-ALLO1 is the first program for which clinical product will be sourced from our internal pilot manufacturing facility.

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

Our most advanced preclinical cell therapy program is:

•

P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies. We anticipate an IND filing and initiation of a Phase 1 clinical trial in the first half of 2023. P-CD19CD20-ALLO1 will also be exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial.

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV to overcome the major limitations of traditional AAV gene therapy. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. Our eventual goal is to completely replace AAV with our non-viral nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase, or OTC, deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We have made the decision to develop the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.

•

P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. P-FVIII-101 utilizes piggyBac gene modification delivered via lipid nanoparticle that has demonstrated stable and sustained Factor VIII expression in animal models. Our P-FVIII-101 program is included in the collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, and Takeda will be responsible for all future development costs.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-PSMA-101 and P-MUC1C-ALLO1, and begin to commercialize any approved products. While we anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates, we expect a decrease in our development costs on a per program basis as we are transitioning to our allogeneic platform. In addition, all or some of the development costs related to partnered gene therapy programs and cell therapy programs will be reimbursed by Takeda and Roche, respectively. We also expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development and other corporate activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-PSMA-101 and P-MUC1C-ALLO1, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. There can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Collaboration Agreements

Roche Collaboration Agreement

In July 2022, we entered the Roche Collaboration Agreement with Roche, pursuant to which we will grant to Roche: (i) an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of our existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs, or each, a Tier 1 Program; (ii) an exclusive option to acquire an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from our existing P-BCMACD19-ALLO1 and P-CD70-ALLO1 programs, or each, a Tier 2 Program; (iii) an exclusive license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from the up to six Collaboration Programs, as defined below, designated by Roche; (iv) an option for a non-exclusive, commercial license under certain limited intellectual property to develop, manufacture and commercialize certain Roche proprietary cell therapy products for up to three solid tumor targets to be identified by Roche, or Licensed Products; and (v) the right of first offer for two of our early-stage existing programs within hematologic malignancies.

For each Tier 1 Program, we will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by us in our performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For each Tier 2 Program, we will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay us an option exercise fee. For each Tier 1 Program and Tier 2 Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties will conduct an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a fee, the parties would subsequently conduct a second research program of 18 months under which the parties would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which we will perform research and development activities through selection of a development candidate for IND-enabling activities, or each, a Collaboration Program. Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After we complete lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to us or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have us conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of our costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

Under the Roche Collaboration Agreement, Roche is obligated to make an upfront payment to us of $110.0 million. We could also receive up to $110.0 million in near-term fees and milestone and other payments. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, including the near-term fees and milestone payments described above, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415 million for the Licensed Products.

We are further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

The Roche Collaboration Agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and continue on a product-by-product and country-to-country basis until there is no remaining royalty or other payment obligations. The Roche Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche’s convenience. Certain of these termination rights can be exercised with respect to a particular product or license, as well as with respect to the entire Roche Collaboration Agreement.

Takeda Collaboration Agreement

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

•

2017 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or the 2017 TeneoBio Agreement, pursuant to which we obtained exclusive worldwide rights to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy chain sequences provided by TeneoBio for the treatment of human disease. We use this heavy-chain-only binder in our P-BCMA-ALLO1 product candidate.

•

2018 Commercial License Agreement with TeneoBio, or the 2018 TeneoBio Agreement, for the development and use of TeneoBio’s human heavy-chain-only antibodies in CAR-T cell therapies. Under the terms of the 2018 TeneoBio Agreement, we have the option to obtain exclusive rights to research, develop and commercialize up to a certain number of targets, including but not limited to the binders used in our P-CD19CD20-ALLO1 and P-PSMA-ALLO1 product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-PSMA-101, P-BCMA-ALLO1 and P-MUC1C-ALLO1, and begin to commercialize any approved products.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenues:
Collaboration revenue	$2,700	$—	$2,700
Total revenue	2,700	—	2,700
Operating expenses:
Research and development	35,008	36,008	(1,000)
General and administrative	9,237	8,871	366
Total operating expenses	44,245	44,879	(634)
Loss from operations	(41,545)	(44,879)	3,334
Other income (expense):
Interest expense	(1,543)	(843)	(700)
Other income (expense), net	52	17	35
Net loss before income tax	(43,036)	(45,705)	2,669
Income tax expense	—	—	—
Net loss	$(43,036)	$(45,705)	$2,669

Collaboration Revenue

Collaboration revenue of $2.7 million for the three months ended June 30, 2022 represents revenue recognized from the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021 and related to the research services we performed for Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$8,628	$12,726	$(4,098)
Preclinical stage programs and other unallocated expenses	7,759	9,442	(1,683)
Internal costs:
Personnel	14,844	10,876	3,968
Facilities and other	3,777	2,964	813
Total research and development expenses	$35,008	$36,008	$(1,000)

(1)

Clinical stage programs include costs related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the three months ended June 30, 2022 and costs related to P-BCMA-101 and P-PSMA-101 programs for the three months ended June 30, 2021.

Research and development expenses were $35.0 million for the three months ended June 30, 2022, compared to $36.0 million for the three months ended June 30, 2021. The decrease in research and development expenses of $1.0 million was primarily due to a decrease of $4.1 million in external costs related to our clinical stage programs, driven mainly by the wind-down of our clinical development activities associated with the P-BCMA-101 program, as announced in the fourth quarter of 2021, and an early termination and accelerated expense of a contract with one of our autologous contract manufacturers in the first quarter of 2022, partially offset by increases in the number of ongoing clinical trials, including enrollment and manufacturing for the P-PSMA-101, P-BCMA-ALLO1, and the P-MUC1C-ALLO1 Phase 1 clinical trials, and a $1.7 million decrease in external costs related to our preclinical stage programs, driven mainly by the transition of the P-BCMA-ALLO1 and P-MUC1C-ALLO1 programs to clinical stage. The increase of $4.0 million in personnel expenses was a result of an increase in headcount which included a $0.4 million increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2022, compared to $8.9 million for the three months ended June 30, 2021. The increase in general and administrative expenses of $0.4 million was primarily due to an increase of $0.2 million in personnel expenses as a result of an increase in headcount which included a $0.1 million increase in stock-based compensation expense.

Interest Expense

Interest expense was $1.5 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.7 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income, net was less than $0.1 million for each of the three months ended June 30, 2022 and 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Revenues:
Collaboration revenue	$4,135	$—	$4,135
Total revenue	4,135	—	4,135
Operating expenses:
Research and development	83,858	65,103	18,755
General and administrative	18,782	17,240	1,542
Total operating expenses	102,640	82,343	20,297
Loss from operations	(98,505)	(82,343)	(16,162)
Other income (expense):
Interest expense	(2,620)	(1,681)	(939)
Other income (expense), net	32	5	27
Net loss before income tax	(101,093)	(84,019)	(17,074)
Income tax expense	—	—	—
Net loss	$(101,093)	$(84,019)	$(17,074)

Collaboration Revenue

Collaboration revenue of $4.1 million for the six months ended June 30, 2022 represents revenue recognized from the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021 and related to the research services we performed for Takeda.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$31,656	$22,947	$8,709
Preclinical stage programs and other unallocated expenses	15,822	15,460	362
Internal costs:
Personnel	29,409	20,993	8,416
Facilities and other	6,971	5,703	1,268
Total research and development expenses	$83,858	$65,103	$18,755

(1)

Clinical stage programs include costs related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the six months ended June 30, 2022 and costs related to P-BCMA-101 and P-PSMA-101 programs for the six months ended June 30, 2021.

Research and development expenses were $83.9 million for the six months ended June 30, 2022, compared to $65.1 million for the six months ended June 30, 2021. The increase in research and development expenses of $18.8 million was primarily due to an increase of $8.7 million in external costs related to our clinical stage programs from an increase in the number of ongoing clinical trials, including enrollment and manufacturing for the P-PSMA-101 Phase 1, the P-BCMA-ALLO1 Phase 1, and the P-MUC1C-ALLO1 Phase 1 clinical trials, an increase of $8.4 million in personnel expenses as a result of an increase in headcount which included a $1.2 million increase in stock-based compensation expense, and a $1.3 million increase in internal facilities and other costs. The increase in external costs related to our clinical stage programs also includes a loss on a contract termination related to an early termination and accelerated expense of a contract with one of our autologous contract manufacturers during the six months ended June 30, 2022, consisting of future contractual payment obligations, a write off of deferred milestone payments previously made to our autologous contract manufacturer, and an impairment of a related right-of-use asset, partially offset by the wind-down of our clinical development activities associated with the P-BCMA-101 program.

General and Administrative Expenses

General and administrative expenses were $18.8 million for the six months ended June 30, 2022, compared to $17.2 million for the six months ended June 30, 2021. The increase in general and administrative expenses of $1.5 million was primarily due to an increase of $1.3 million in personnel expenses as a result of an increase in headcount which included a $0.7 million increase in stock-based compensation expense.

Interest Expense

Interest expense was $2.6 million for the six months ended June 30, 2022, compared to $1.7 million for the six months ended June 30, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford. The increase in interest expense of $0.9 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income, net was less than $0.1 million for each of the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing genetic engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and collaborations. For the six months ended June 30, 2022 we have incurred a net loss of $101.1 million, and negative cash flows from operations of $91.1 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2022, we had an accumulated deficit of $508.0 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and collaborations. Since our inception, we have raised $224.0 million of gross proceeds from the sale of our common stock in our initial public offering in July 2020, raised an aggregate of $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In 2021, we entered into the Takeda Collaboration Agreement and received an upfront payment of $45.0 million. In July 2022, we entered into the Roche Collaboration Agreement with Roche. Under the Roche Collaboration Agreement, subject to regulatory clearance, Roche is obligated to make an upfront payment to us of $110.0 million and the Company could also receive up to $110.0 million in near-term fees and milestone and other payments, and all of which has not yet been received. Additionally, in August, 2022, we completed the sale of an aggregate of 23,000,000 shares of our common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to us from the offering were approximately $75.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We expect that our cash, cash equivalents and short-term investments as of June 30, 2022, of $142.6 million, in combination with the upfront payment of $110.0 million to be received pursuant to the Roche Collaboration Agreement and the net proceeds from the underwritten public offering of approximately $75.3 million, will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our business strategy.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. Upon the occurrence of a qualifying equity event as set forth in the 2022 Loan Agreement, the interest-only period may be extended through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. As of June 30, 2022, the interest rate applicable to our Term Loans borrowing was 9.02%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(91,053)	$(70,144)
Cash provided by (used in) investing activities	(81,572)	185,444
Cash provided by financing activities	29,263	427
Net increase (decrease) in cash and cash equivalents	$(143,362)	$115,727

Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $91.1 million, primarily resulting from our net loss of $101.1 million and net cash decrease from changes in our operating assets and liabilities of $4.8 million, partially offset by non-cash expenses of $14.9 million. Non-cash charges consisted primarily of $10.1 million in stock-based compensation, $5.7 million in non-cash loss on a termination of a contract with one of our autologous contract manufacturers and $2.5 million in depreciation and amortization expense, partially offset by $3.9 million in decrease in deferred revenue. Net cash decrease from changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $5.9 million decrease in accounts payable, partially offset by $1.0 million in decrease in prepaid expenses and other current assets.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $81.6 million, consisting of $79.6 million in purchases of short-term investments and $2.0 million in purchases of property and equipment.

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

Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $29.3 million, consisting of proceeds from the 2022 Loan Agreement of $28.6 million, net of debt issuance costs and repayment of the Amended Loan Agreement, and $0.7 million of proceeds from purchases under our ESPP and exercises of stock options.

During the six months ended June 30, 2021, net cash provided by financing activities was $0.4 million, representing proceeds from the exercises of stock options.

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

During the six months ended June 30, 2022, except for modification of our term loan disclosed in Note 8 and the lease commitments disclosed in Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

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

There were no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2021 Annual Report.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $142.6 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of June 30, 2022, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is scheduled to be phased out in June 2023. Our 2022 Loan Agreement includes provision addressing replacement of LIBOR with an alternate benchmark rate, which may include SOFR, when LIBOR is phased out, however a new standard has not yet been established. The consequences of a change in benchmark rate cannot be entirely predicted, but could result in higher interest rates on the principal amount outstanding under our 2022 Loan Agreement.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2022 and 2021, we have incurred a net loss of $101.1 million and $84.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $508.0 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2022, we had $142.6 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash and cash equivalents, in combination with the upfront payment of $110.0 million to be received pursuant to the Roche Collaboration Agreement and the net proceeds from the underwritten public offering of approximately $75.3 million, will enable us to fund our operations through at least the next 12 months. However, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

Additional capital may be obtained through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by civil and political unrest in certain countries and regions, potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the continuing public health concerns regarding the COVID-19 pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-PSMA-101, we have licensed Centyrin binders under an agreement with Janssen Biotech Inc., or Janssen, with respect to P-BCMA-ALLO1, P-CD19CD20-ALLO1 and P-PSMA-ALLO1, we have licensed heavy-chain-only binders under agreements with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (as successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our additional dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

* We may not realize the benefits of any acquisitions, in-license or strategic alliances that we enter into or fail to capitalize on programs that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Our business depends upon our ability to identify, develop and commercialize research programs or product candidates. A key element of our business strategy is to discover and develop additional programs based upon our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies. In addition to internal research and development efforts, we are also seeking to do so through strategic collaborations, such as our collaborations with Roche and Takeda, and may also explore additional strategic collaborations for the discovery of new programs. We have also entered into in-license agreements with multiple licensors and in the future may seek to enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected development or manufacturing costs, higher than expected personnel and other resource commitments, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from COVID-19, which could delay our timelines or otherwise adversely affect our business. Further, because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of cancer, and we may forego or delay pursuit of opportunities with certain programs or products or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our program could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular program, we may relinquish valuable rights to that program through a strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program. Alternatively, we may allocate internal resources to a program in which it would have been more advantageous to enter into a partnering arrangement. If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful program.

* Our collaborators may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our product candidates and our financial condition and operating results.

We have, with respect to our collaboration with Roche and Takeda, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, while we expect to collaborate with Takeda on the development of up to six in vivo gene therapy programs, only two such programs have been designated by Takeda and we cannot guarantee that Takeda will elect to pursue development of additional gene therapy programs under the collaboration. Similarly, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs and have granted to Roche an option to acquire licenses under certain of our intellectual property to develop, manufacture and commercialize products for up to three solid tumor targets, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement..  In each case, a decision by Roche or Takeda to pursue less than the maximum number of targets or programs available for collaboration under their respective collaboration agreements will limit the potential payments we may receive under such collaboration agreements, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture. For example, under the Takeda Collaboration Agreement, we are obligated to perform certain platform development activities at our own cost.  In addition, under the Roche Collaboration Agreement, while Roche is obligated to reimburse us for a specified percentage of certain costs incurred in performance of development activities relating to P-BCMA-ALLO1 and P-CD19CD20-ALLO1, we will be responsible for the balance and the amount Roche is obligated to reimburse us is subject to a maximum cap.

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

•	collaborators may enter into arrangements with our competitors and may prioritize their own programs or those of third parties, over ours;
•

collaborators may fail in their development or commercialization efforts with our product candidate, in which event the development and commercialization of such product candidate could be delayed or terminated;

•

collaborators may not always be cooperative or responsive in providing their services in clinical trials, may delay clinical trials, insufficiently fund a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

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
•

collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

collaborators may own or co-own intellectual property covering our programs or future products that results from our collaboration with them, and in such cases, we would not have the exclusive right over such intellectual property;

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

As of June 30, 2022, we had 290 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute, the Infrastructure Investment and Jobs Act, the BBA and the Coronavirus Aid, Relief, and Economic Security Act, will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through August 8, 2022, the closing price of our common stock has ranged between $1.87 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic and anticipated increase in interest rates. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

* Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of August 8, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 55% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Executive Chairman, a member of our board of directors and the beneficial owner of approximately 12% of our voting stock as of August 8, 2022, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Further, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, other states, including Colorado, Connecticut, Utah and Virginia, have passed privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily bank money market accounts. Through June 30, 2022, we have used approximately $140.0 million of the net proceeds from our initial public offering. We are investing the remaining funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in our 2021 Annual Report.

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

10.1+	Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

*

This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POSEIDA THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)