Form 10-Q
period 2022-09-30
Poseida Therapeutics, Inc.
filed 2022-11-10
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, the registrant had 85,949,385 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$164,807	$206,325
Short-term investments	114,178	—
Accounts receivable	38,467	—
Prepaid expenses and other current assets	7,677	7,548
Total current assets	325,129	213,873
Property and equipment, net	21,748	22,050
Operating lease right-of-use assets	27,000	26,177
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,056	1,661
Total assets	$380,481	$269,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,426	$8,961
Accrued expenses and other liabilities	22,073	23,540
Operating lease liabilities, current	6,737	6,337
Deferred revenue, current	16,732	4,497
Total current liabilities	48,968	43,335
Operating lease liabilities, non-current	25,734	25,504
Term debt	58,162	29,357
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, noncurrent	25,287	9,265
Deferred tax liability	55	55
Other long-term liabilities	1,970	1,590
Total liabilities	164,168	113,098
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 85,946,414 and 62,523,596 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	6
Additional paid-in capital	653,991	563,064
Accumulated other comprehensive loss	(144)	—
Accumulated deficit	(437,543)	(406,859)
Total stockholders’ equity	216,313	156,211
Total liabilities and stockholders’ equity	$380,481	$269,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenue	$116,306	$—	$120,441	$—
Total revenue	116,306	—	120,441	—
Operating expenses:
Research and development	35,137	32,524	118,995	97,627
General and administrative	9,389	9,066	28,171	26,306
Total operating expenses	44,526	41,590	147,166	123,933
Income (loss) from operations	71,780	(41,590)	(26,725)	(123,933)
Other income (expense):
Interest expense	(1,775)	(837)	(4,395)	(2,518)
Other income, net	656	3	688	8
Net income (loss) before income tax	70,661	(42,424)	(30,432)	(126,443)
Income tax expense	(252)	—	(252)	—
Net income (loss)	$70,409	$(42,424)	$(30,684)	$(126,443)

Other comprehensive expense:
Unrealized loss on short-term investments	(12)	(1)	(144)	(5)
Comprehensive income (loss)	$70,397	$(42,425)	$(30,828)	$(126,448)

Net income (loss) per share, basic	$0.92	$(0.68)	$(0.46)	$(2.03)
Net income (loss) per share, diluted	$0.92	$(0.68)	$(0.46)	$(2.03)
Weighted-average number of shares outstanding, basic	76,287,421	62,298,243	67,235,865	62,144,595
Weighted-average number of shares outstanding, diluted	76,688,382	62,298,243	67,235,865	62,144,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702
Issuance of common stock under employee stock compensation plans	24,000	—	32	—	—	32
Stock-based compensation expense	—	—	5,234	—	—	5,234
Unrealized loss on available-for-sale investments	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(43,036)	(43,036)
Balance at June 30, 2022	62,728,726	$6	$573,878	$(132)	$(507,952)	$65,800
Issuance of common stock under employee stock compensation plans	217,688	—	540	—	—	540
Issuance of common stock from public offering, net of issuance costs of $5,223	23,000,000	3	75,296	—	—	75,299
Stock-based compensation expense	—	—	4,277	—	—	4,277
Unrealized loss on available-for-sale investments	—	—	—	(12)	—	(12)
Net income	—	—	—	—	70,409	70,409
Balance at September 30, 2022	85,946,414	$9	$653,991	$(144)	$(437,543)	$216,313

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2021	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	265,839	—	360	—	—	360
Stock-based compensation expense	—	—	3,462	—	—	3,462
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(38,314)	(38,314)
Balance at March 31, 2021	62,126,736	$6	$547,664	$15	$(320,199)	$227,486
Issuance of common stock under employee stock compensation plans	39,431	—	67	—	—	67
Stock-based compensation expense	—	—	4,742	—	—	4,742
Unrealized loss on available-for-sale investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(45,705)	(45,705)
Balance at June 30, 2021	62,166,167	$6	$552,473	$1	$(365,904)	$186,576
Issuance of common stock under employee stock compensation plans	303,652	—	1,855	—	—	1,855
Stock-based compensation expense	—	—	4,151	—	—	4,151
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(42,424)	(42,424)
Balance at September 30, 2021	62,469,819	$6	$558,479	$—	$(408,328)	$150,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(30,684)	$(126,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,817	3,369
Loss on disposal of property and equipment	205	3
Stock-based compensation	14,378	12,355
Accretion of discount on issued term debt	637	484
Amortization (accretion) on investment securities, net	(474)	133
Changes in operating assets and liabilities:
Accounts receivable	(38,467)	—
Prepaid expenses and other current assets	(184)	(2,096)
Operating lease right-of-use assets	3,602	2,699
Other long-term assets	606	(228)
Accounts payable	(5,536)	2,882
Accrued expenses and other liabilities	(1,536)	(1,906)
Operating lease liabilities	(3,796)	(2,268)
Deferred revenue	28,257	—
Net cash used in operating activities	(29,175)	(111,016)
Investing Activities:
Purchases of property and equipment	(3,664)	(2,421)
Proceeds from sale of property and equipment	12	—
Purchases of short-term investments	(143,792)	—
Proceeds from maturities of short-term investments	30,000	225,000
Net cash provided by (used in) investing activities	(117,444)	222,579
Financing Activities:
Net proceeds from issuance of common stock under employee stock compensation plans	1,252	2,282
Proceeds from public offering of common stock, net of issuance costs	75,299	—
Payment of debt issuance costs	(1,450)	—
Proceeds from term debt	30,000	—
Net cash provided by financing activities	105,101	2,282
Net increase (decrease) in cash and cash equivalents	(41,518)	113,845
Cash and cash equivalents at beginning of period	206,325	83,966
Cash and cash equivalents at end of period	$164,807	$197,811

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$68	$58
Deferred offering costs incurred but not yet paid	$—	$115

Supplemental disclosure of cash flow information:
Interest paid	$3,470	$2,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage cell and gene therapy company advancing a new class of treatments for patients with cancer and rare diseases. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including the Company’s non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2022, the Company incurred a net loss of $30.7 million and negative cash flows from operations of $29.2 million. The Company expects to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2022, the Company had an accumulated deficit of $437.5 million.

The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2022 of $279.0 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Concentration of Business Risk

The Company operates in one reportable business segment and has two customers. The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services.

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

To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. The Company allocates the transaction price to individual performance obligations on their relative standalone selling price basis. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services.

The Company receives payments from its collaborators based on terms established in each contract. Upfront payments and other payments may require deferral of revenue recognition to a future period until the Company satisfies its performance obligations under the contract.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of September 30, 2022 and December 31, 2021, the Company recorded no allowance for credit losses.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive gains (losses) have been reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$17,312	$14,192
Leasehold improvements	14,007	13,910
Computer equipment and software	2,263	2,137
Furniture, fixtures and other	997	948
Total property and equipment	34,579	31,187
Less: Accumulated depreciation and amortization	(12,831)	(9,137)
Total property and equipment, net	$21,748	$22,050

Depreciation and amortization expense associated with property and equipment was $1.4 million and $3.8 million for the three and nine months ended September 30, 2022, respectively and $1.2 million and $3.4 million for the three and nine months ended September 30, 2021, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract research services	$11,094	$12,292
Payroll and related expense	7,504	8,760
Other	3,475	2,488
Total accrued expenses and other liabilities	$22,073	$23,540

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022:
Money market fund	$37,644	$—	$—	$37,644
U.S. government agency securities and treasuries	114,322	1	(145)	114,178
Total	$151,966	$1	$(145)	$151,822

December 31, 2021:
Money market fund	$176,102	$—	$—	$176,102
Total	$176,102	$—	$—	$176,102

No available-for-sale debt securities held as of September 30, 2022 and December 31, 2021 had remaining maturities greater than one year. At September 30, 2022, the Company did not have any securities in material unrealized loss positions.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2022:
Assets:
Money market funds and U.S. government agency treasuries(1)	$37,644	$—	$—
Short-term investments	114,178	—	—
Total	$151,822	$—	$—

December 31, 2021:
Assets:
Money market funds(1)	$176,102	$—	$—
Total	$176,102	$—	$—

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 6. Collaboration and License Agreements

Roche

Terms of the Agreement

In July 2022, the Company entered into a collaboration and license agreement (the “Roche Collaboration Agreement”) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), pursuant to which the Company granted to Roche: (i) an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of the Company’s existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs (each a “Tier 1 Program”); (ii) an exclusive option to acquire an exclusive, worldwide license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of the Company’s existing P-BCMACD19-ALLO1 and P-CD70-ALLO1 programs (each, a “Tier 2 Program”); (iii) an exclusive license under certain Company intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from the up to six Collaboration Programs (as defined below) designated by Roche; (iv) an option for a non-exclusive, commercial license under certain limited Company intellectual property to develop, manufacture and commercialize certain Roche proprietary cell therapy products for up to three solid tumor targets to be identified by Roche (“Licensed Products”); and (v) the right of first offer for two (2) early-stage existing programs within hematologic malignancies. The Roche Collaboration Agreement became effective in September 2022 upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

In consideration for the rights granted to Roche under the Roche Collaboration Agreement, the Company received an upfront payment of $110.0 million. In addition, subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and further contingent on, among other things, achieving specified objectives, the Company is eligible to receive up to (i) $1.5 billion in aggregate payments for Tier 1 Programs comprised of research funding, feasibility fees and $1.4 billion in development, regulatory and net sales milestones, (ii) $1.1 billion in aggregate payments for Tier 2 Programs comprised of option exercise and maintenance fees and $1.0 billion in development, regulatory and net sales milestones, (iii) $2.9 billion in aggregate payments for the Collaboration Programs comprised of certain reimbursements, fees and milestone payments; and (iv) $415.0 million in payments for the Licensed Products comprised of certain reimbursements, fees and milestone payments.

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

The Roche Collaboration Agreement will continue in effect on a product-by-product and country-to-country basis until there is no remaining royalty or other payment obligations. The Roche Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche’s convenience. Certain of these termination rights can be exercised with respect to a particular product or license, as well as with respect to the entire Roche Collaboration Agreement.

Revenue Recognition

At contract inception, the Company has identified six performance obligations under the Roche Collaboration Agreement: (i) licenses associated with the Tier 1 Programs, (ii) research and development efforts for the Tier 1 Programs, (iii) clinical drug supply for the Tier 1 Programs, (iv) manufacturing process development program for the Tier 1 Programs, (v) research and development efforts for the Tier 2 programs, and (vi) research and development efforts for the Collaboration Programs. The Company concluded that Roche’s options within the Roche Collaboration Agreement do not represent material rights and are not considered performance obligations as they do not contain a significant and incremental discount.

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0  million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of September 30, 2022, all other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

The performance obligation associated with the licenses for the Tier 1 Programs was satisfied as of the effective date of the Roche Collaboration Agreement. All other performance obligations will be recognized on a proportional basis as the underlying services are provided based on actual costs incurred as a percentage of total estimated costs. The Company determined that the cost-based input method most faithfully depicts the pattern in which these performance obligations are satisfied. Any cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. This approach requires the Company to use significant judgement and make estimates of future expenditures. If the Company’s estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that it recognizes in the current and future periods.

Takeda

Terms of the Agreement

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

Revenue Recognition

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

The Company recognizes revenue from platform technology enhancement services, which are delivered over time, based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of September 30, 2022, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

There are no contract assets as of September 30, 2022 or December 31, 2021 related to the Roche Collaboration Agreement or Takeda Collaboration Agreement. A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Total
Balance as of December 31, 2020	$—	$—	$—
Amounts received/invoiced	—	45,000	45,000
Revenue recognized	—	(31,238)	(31,238)
Balance as of December 31, 2021	$—	$13,762	$13,762
Amounts received/invoiced	146,533	2,165	148,698
Revenue recognized	(114,109)	(6,332)	(120,441)
Balance as of September 30, 2022	$32,424	$9,595	$42,019

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

In February 2022, the Company entered into a new Loan and Security Agreement (“2022 Loan Agreement”) with Oxford. Pursuant to the terms of the 2022 Loan Agreement, the Company borrowed $60.0 million in term loans (the “Term Loans”), of which $31.6 million was used to repay the balance outstanding under the Amended Loan Agreement, including $0.2 million of accrued interest. Under the 2022 Loan Agreement the interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). In connection with the repayment of the balance outstanding under the Amended Loan Agreement, the Company incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Term A or Term B loans, or (iii) the prepayment of the Term A or Term B loans.

The Company accounted for this amendment as debt modification in accordance with ASC Topic 470, Debt because the modification was not considered substantial.

The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of September 30, 2022 was 10.38% per annum. The 2022 Loan Agreement includes a provision addressing replacement of LIBOR with an alternate benchmark rate, which may include the Secured Overnight Financing Rate, when LIBOR is phased out. LIBOR is scheduled to be phased out in June 2023. Consistent with the Amended Loan Agreement, the Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of September 30, 2022, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.6 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 12.05%. As of September 30, 2022, the balance of the unamortized debt discount was $1.8 million. The balance of the accrued final payment fee was $2.0 million as of September 30, 2022 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of September 30, 2022, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

Sale of Common Stock

In August 2022, the Company completed the sale of an aggregate of 23,000,000 shares of its common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to the Company from the offering were approximately $75.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2022	9,899,707	$9.57
Granted	3,725,101	3.67
Exercised	(94,164)	1.44
Forfeited/Cancelled	(1,567,282)	9.12
Balance at September 30, 2022	11,963,362	$7.85	8.39	$1,409
Options vested and expected to vest as of September 30, 2022	11,963,362	$7.85	8.39	$1,409
Options vested and exercisable as of September 30, 2022	4,720,812	$9.24	7.70	$619

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $2.63 and $6.32, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $3.2 million, respectively, determined as of the date of exercise. The Company received $0.1 million and $1.7 million in cash from options exercised during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, total unrecognized compensation cost related to stock options was $34.0 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.3%–3.4%	0.5%–1.1%
Expected volatility	83.0%–92.2%	82.2%–84.3%
Expected term (years)	3.0–6.0	5.5–6.0
Dividend yield	—	—

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2022:
	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	—	$—
Granted	2,594,471	3.67
Vested	—	—
Forfeited/Cancelled	(221,544)	3.52
Balance at September 30, 2022	2,372,927	$3.68

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs vest over four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2022, total unrecognized compensation cost related to RSUs was $7.4 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.3 years.

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the nine months ended September 30, 2022, a total of 328,654 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $1.1 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.6% - 3.9%	0.1%
Expected volatility	84.4 - 101.5%	74.8 - 87.9%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,056	$2,049	$7,132	$5,966
General and administrative	2,221	2,102	7,246	6,389
Total stock-based compensation expense	$4,277	$4,151	$14,378	$12,355

Note 11. Commitments and Contingencies

Operating Leases

As of September 30, 2022, the Company had operating leases for manufacturing, laboratory and office space in San Diego, California consisting of approximately 110,000 square feet with remaining lease terms of up to 7.3 years. During the nine months ended September 30, 2022, the Company recorded an ROU asset of $4.4 million and a corresponding lease liability related to a sublease of a laboratory and office space facility, which commenced during the period. Certain of the Company’s manufacturing, laboratory and office space lease agreements include two options to extend the term for a period of five years each. Additionally, the Company had operating leases for dedicated manufacturing suites at its contract manufacturers with remaining lease terms of up to 1.3 years.

During the nine months ended September 30, 2022 and 2021, the Company recognized $5.4 million and $4.7 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company paid $6.1 million for its operating leases. As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.5 years and 8.9%, respectively.

As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remaining 3 months)	$1,729
2023	7,057
2024	6,188
2025	6,374
2026	5,107
Thereafter	16,260
Total future lease payments	42,715
Imputed interest	(10,244)
Total lease liability balance	32,471
Less current portion of lease liability	6,737
Lease liability, net of current portion	$25,734

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

Note 12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible exercise of the outstanding warrants.

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

The following table sets for the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$70,409	$(42,424)	$(30,684)	$(126,443)
Numerator for basic and diluted net income (loss) per share stockholders	$70,409	$(42,424)	$(30,684)	$(126,443)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common stock outstanding	76,287,421	62,298,243	67,235,865	62,144,595
Effect of dilutive securities:
Common stock options	147,443	—	—	—
RSUs	237,212	—	—	—
ESPP shares	16,306	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted-average common stock outstanding	76,688,382	62,298,243	67,235,865	62,144,595
Basic net income (loss) per share	$0.92	$(0.68)	$(0.46)	$(2.03)
Diluted net income (loss) per share	$0.92	$(0.68)	$(0.46)	$(2.03)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Outstanding stock options and RSUs	14,336,289	8,456,838
Warrants to purchase common stock	121,122	121,122
	14,457,411	8,577,960

Note 13. Income Taxes

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended. Although the U.S. Congress is considering legislation that would defer the amortization requirement to later years, the Company has no assurance that the provision will be repealed or otherwise modified. As a result, the Company recorded income tax expense of $0.3 million for the three and nine months ended September 30, 2022. Additionally, the Company’s effective tax rate for the three and nine months ended September 30, 2022, was 0.4% and (0.8)%, respectively. This rate differed from the federal tax rate of 21% primarily due to the inability to benefit the Company’s financial reporting loss for income tax purposes, as well as the limitation on the use of previously unbenefited tax losses and credits carried forward from prior years to fully offset current year taxable income resulting from the requirement to capitalize research and development costs for federal income tax purposes.

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

Overview

We are a clinical-stage cell and gene therapy company advancing a new class of treatments for patients with cancer and rare diseases. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing, developing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our CAR-T therapy portfolio consists of both autologous and allogeneic, or off-the-shelf, product candidates with an emphasis on allogeneic. We are advancing a broad pipeline and have multiple CAR-T product candidates in the clinical phase in both hematological and solid tumor oncology indications. Within gene therapy, we believe our technologies have the potential to create a new class of therapies that can deliver long-term, stable gene expression that does not diminish over time and that may have the capacity to result in single treatment cures.

Our most advanced investigational clinical programs are:

•

P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. P-MUC1C-ALLO1 is the first program for which clinical product is sourced from our internal pilot manufacturing facility. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial and we plan to share an initial clinical data update on the program at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, which is taking place in Geneva, Switzerland and online in December 2022.

•

P-PSMA-101, which is an autologous CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC, and salivary gland carcinoma. We have been evaluating P-PSMA-101 in a Phase 1 trial, however we have made the strategic decision to stop further enrollment. The clinical data from the Phase 1 trial is still being collected and analyzed and will be utilized to inform other solid tumor allogeneic programs, including our preclinical allogeneic program, P-PSMA-ALLO1.

•

P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we plan to share an initial clinical data update on the program at the ESMO I-O, subject to coordination with Roche, as defined below. While P-BCMA-ALLO1 is currently manufactured at a contract manufacturing organization, or CMO, we previously announced our plan to transition manufacturing of P-BCMA-ALLO1 to our internal pilot manufacturing plant and these transition efforts are ongoing. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 will be exclusively licensed to Roche.  Roche will be responsible for a majority of future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial.

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

Our most advanced gene therapy programs are:

•

P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase, or OTC, deficiency. OTC deficiency is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are developing the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.

•

P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. P-FVIII-101 utilizes piggyBac gene modification delivered via lipid nanoparticle that has demonstrated stable and sustained Factor VIII expression in animal models. Our P-FVIII-101 program is included in the collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, and Takeda will be responsible for all future development costs. We plan to present preclinical data from this program at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition being held in New Orleans, Louisiana and online in December 2022.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-MUC1C-ALLO1, and begin to commercialize any approved products. While we anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates, we expect a decrease in our development costs on a per program basis as we are transitioning to our allogeneic platform. In addition, all or some of the development costs related to partnered gene therapy programs and cell therapy programs will be reimbursed by Takeda and Roche, respectively. We also expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development and other corporate activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-MUC1C-ALLO1, or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. There can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Collaboration Agreements

Roche Collaboration Agreement

In July 2022, we entered the Roche Collaboration Agreement with Roche, pursuant to which we granted to Roche: (i) an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of our existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs, or each, a Tier 1 Program; (ii) an exclusive option to acquire an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from our existing P-BCMACD19-ALLO1 and P-CD70-ALLO1 programs, or each, a Tier 2 Program; (iii) an exclusive license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from the up to six Collaboration Programs, as defined below, designated by Roche; (iv) an option for a non-exclusive, commercial license under certain limited intellectual property to develop, manufacture and commercialize certain Roche proprietary cell therapy products for up to three solid tumor targets to be identified by Roche, or Licensed Products; and (v) the right of first offer for two of our early-stage existing programs within hematologic malignancies.

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

Under the Roche Collaboration Agreement, Roche paid an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, including the near-term fees and milestone payments described above, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products.

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

The Roche Collaboration Agreement became effective in September 2022 upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and will continue on a product-by-product and country-to-country basis until there is no remaining royalty or other payment obligations. The Roche Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche’s convenience. Certain of these termination rights can be exercised with respect to a particular product or license, as well as with respect to the entire Roche Collaboration Agreement.

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

Components of Our Results of Operations

Revenues

Collaboration Revenue

Collaboration revenue consists of revenue recognized from our collaboration and license agreements with Roche and Takeda and reflects the timing and pattern in which we deliver the contractual deliverables to our partners.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma and Phase 1 trial of P-MUC1C-ALLO1 for the treatment of patients with solid tumor cancers and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-BCMA-ALLO1 and P-MUC1C-ALLO1, and begin to commercialize any approved products.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan agreement and amortization of debt discount and debt issuance costs. Given the environment of increasing interest rates, we expect our interest expense to increase incrementally to reflect market rates.

Other Income (Expense), Net

Other income (expense), net consists of interest income and miscellaneous income and expense unrelated to our core operations. Interest income is comprised of interest earned on our available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenues:
Collaboration revenue	$116,306	$—	$116,306
Total revenue	116,306	—	116,306
Operating expenses:
Research and development	35,137	32,524	2,613
General and administrative	9,389	9,066	323
Total operating expenses	44,526	41,590	2,936
Income (loss) from operations	71,780	(41,590)	113,370
Other income (expense):
Interest expense	(1,775)	(837)	(938)
Other income (expense), net	656	3	653
Net income (loss) before income tax	70,661	(42,424)	113,085
Income tax expense	(252)	—	(252)
Net income (loss)	$70,409	$(42,424)	$112,833

Collaboration Revenue

Collaboration revenue of $116.3 million for the three months ended September 30, 2022 represents revenue recognized from the research services performed under the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021 and the Roche Collaboration Agreement which became effective in the third quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$8,630	$10,151	$(1,521)
Preclinical stage programs and other unallocated expenses	7,570	8,317	(747)
Internal costs:
Personnel	15,010	11,200	3,810
Facilities and other	3,927	2,856	1,071
Total research and development expenses	$35,137	$32,524	$2,613

(1)

Clinical stage programs include costs primarily related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the three months ended September 30, 2022 and costs related to P-BCMA-ALLO1, P-BCMA-101 and P-PSMA-101 programs for the three months ended September 30, 2021.

Research and development expenses were $35.1 million for the three months ended September 30, 2022, compared to $32.5 million for the three months ended September 30, 2021. The increase in research and development expenses of $2.6 million was primarily due to an increase of $3.8 million in personnel expenses as a result of increased headcount and an increase of $1.1 million in facilities expense, offset by a decrease of $1.5 million in external costs related to our clinical stage programs, driven mainly by the wind-down of our clinical development activities associated with the P-BCMA-101 program, as announced in the fourth quarter of 2021, partially offset by increases in the number of ongoing clinical trials, including enrollment and manufacturing for the P-PSMA-101, P-BCMA-ALLO1, and the P-MUC1C-ALLO1 Phase 1 clinical trials, and a $0.7 million decrease in external costs related to our preclinical stage programs, driven mainly by the transition of the P-BCMA-ALLO1 and P-MUC1C-ALLO1 programs to clinical stage.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the three months ended September 30, 2022, compared to $9.1 million for the three months ended September 30, 2021. The increase in general and administrative expenses of $0.3 million was primarily due to an increase of $0.3 million in personnel expenses as a result of an increase in headcount which included a $0.1 million increase in stock-based compensation expense.

Interest Expense

Interest expense was $1.8 million for the three months ended September 30, 2022, compared to $0.8 million for the three months ended September 30, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.9 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income, net was $0.7 million for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021. The increase in other income, net of $0.7 million was driven by an increase in interest income, as a result of higher interest rates available and a higher cash balance in the respective periods.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Revenues:
Collaboration revenue	$120,441	$—	$120,441
Total revenue	120,441	—	120,441
Operating expenses:
Research and development	118,995	97,627	21,368
General and administrative	28,171	26,306	1,865
Total operating expenses	147,166	123,933	23,233
Loss from operations	(26,725)	(123,933)	97,208
Other income (expense):
Interest expense	(4,395)	(2,518)	(1,877)
Other income (expense), net	688	8	680
Net loss before income tax	(30,432)	(126,443)	96,011
Income tax expense	(252)	—	(252)
Net loss	$(30,684)	$(126,443)	$95,759

Collaboration Revenue

Collaboration revenue of $120.4 million for the nine months ended September 30, 2022 represents revenue recognized from the research services performed under the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021 and the Roche Collaboration Agreement which became effective in the third quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$40,287	$33,098	$7,189
Preclinical stage programs and other unallocated expenses	23,391	23,776	(385)
Internal costs:
Personnel	44,419	32,192	12,227
Facilities and other	10,898	8,561	2,337
Total research and development expenses	$118,995	$97,627	$21,368

(1)

Clinical stage programs include costs primarily related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the nine months ended September 30, 2022 and costs related to P-BCMA-ALLO1, P-BCMA-101 and P-PSMA-101 programs for the nine months ended September 30, 2021.

Research and development expenses were $119.0 million for the nine months ended September 30, 2022, compared to $97.6 million for the nine months ended September 30, 2021. The increase in research and development expenses of $21.4 million was primarily due to an increase of $12.2 million in personnel expenses as a result of an increase in headcount which included a $1.1 million increase in stock-based compensation expense, an increase of $7.2 million in external costs related to our clinical stage programs from an increase in the number of ongoing clinical trials, including enrollment and manufacturing for the P-PSMA-101 Phase 1, the P-BCMA-ALLO1 Phase 1, and the P-MUC1C-ALLO1 Phase 1 clinical trials, and a $2.3 million increase in internal facilities and other costs, offset by a $0.4 million decrease in preclinical stage programs and other unallocated expenses. The increase in external costs related to our clinical stage programs is partially offset by the wind-down of our clinical development activities associated with the P-BCMA-101 program. The increase in facility and other of $2.3 million was primarily due to an additional lease entered into in 2022 to support continued headcount growth.

General and Administrative Expenses

General and administrative expenses were $28.2 million for the nine months ended September 30, 2022, compared to $26.3 million for the nine months ended September 30, 2021. The increase in general and administrative expenses of $1.9 million was primarily due to an increase of $1.6 million in personnel expenses as a result of an increase in headcount which included a $0.9 million increase in stock-based compensation expense, and a $0.3 million increase in legal and other professional fees.

Interest Expense

Interest expense was $4.4 million for the nine months ended September 30, 2022, compared to $2.5 million for the nine months ended September 30, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford. The increase in interest expense of $1.9 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income, net was $0.7 million and zero for the nine months ended September 30, 2022 and 2021, respectively, and was primarily due to increased interest rates and higher balances on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

We were incorporated in December 2014 and subsequently spun out from Transposagen, a company that has been developing genetic engineering technologies since 2003. Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2022 we have incurred a net loss of $30.7 million, and negative cash flows from operations of $29.2 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2022, we had an accumulated deficit of $437.5 million.

Our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $304.5 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In 2021, we entered into the Takeda Collaboration Agreement and received an upfront payment of $45.0 million. In September 2022, the Roche Collaboration Agreement became effective and Roche paid an upfront payment to us of $110.0 million and we earned an additional $35.0 million in milestone revenue.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2022, of $279.0 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our business strategy.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the Amended Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. As of September 30, 2022, the interest rate applicable to our Term Loans borrowing was 10.38%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(29,175)	$(111,016)
Cash provided by (used in) investing activities	(117,444)	222,579
Cash provided by financing activities	105,101	2,282
Net increase (decrease) in cash and cash equivalents	$(41,518)	$113,845

Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $29.2 million, primarily resulting from our net loss of $30.7 million and a net cash decrease from changes in our operating assets and liabilities of $17.1 million, partially offset by non-cash expenses of $18.6 million. Net cash decrease from changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $38.5 million increase in accounts receivable and decreases of $5.5 million in accounts payable, $3.8 million in operating lease liabilities and $1.5 million in accrued expenses and other liabilities, partially offset by a $28.3 million increase in deferred revenue and a $3.6 million decrease in operating lease right-of-use assets. Non-cash charges consisted primarily of $14.4 million in stock-based compensation, $3.8 million in depreciation and amortization expense, $0.6 million in accretion of discount on issued term debt, and $0.2 million from loss on disposal of property and equipment, partially offset by $0.5 million in accretion on investment securities, net.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $117.4 million, consisting of $143.8 million in purchases of short-term investments and $3.6 million in purchases of property and equipment, partially offset by $30.0 million in proceeds from maturities of short-term investments.

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

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $105.1 million, consisting of $75.3 million of net proceeds from our public offering of common stock, $28.6 million of proceeds from the 2022 Loan Agreement, net of debt issuance costs and repayment of the Amended Loan Agreement, and $1.3 million of proceeds from purchases under our ESPP and exercises of stock options.

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

During the nine months ended September 30, 2022, except for modification of our term loan disclosed in Note 8 and the lease commitments disclosed in Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2021 Annual Report.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $279.0 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of September 30, 2022, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is scheduled to be phased out in June 2023. Our 2022 Loan Agreement includes provision addressing replacement of LIBOR with an alternate benchmark rate, which may include SOFR, when LIBOR is phased out, however a new standard has not yet been established. The consequences of a change in benchmark rate cannot be entirely predicted, but could result in higher interest rates on the principal amount outstanding under our 2022 Loan Agreement.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We are a clinical-stage cell and gene therapy company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

* We are a clinical-stage cell and gene therapy company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2022 and 2021, we have incurred a net loss of $30.7 million and $126.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $437.5 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2022, we had $279.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations through at least the next 12 months. However, our current cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

*Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. In November 2021, we made the decision to wind down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. In November 2022, we announced the decision to wind down clinical development of our P-PSMA-101 program, our first solid tumor clinical trial. We initiated Phase 1 clinical trials for P-BCMA-ALLO1 and P-MUC1C-ALLO1 in late 2021. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

*Clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. On February 17, 2022, we presented interim results from 14 treated and evaluable patients in our P-PSMA-101 Phase 1 clinical trial. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101, P-PSMA-101 and our current clinical trials, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first two allogeneic CAR-T product candidates, P-BCMA-ALLO1, and P-MUC1C-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1 or P-MUC1C-ALLO1 for the first time in humans. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

*We may encounter substantial delays in our clinical trials.

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

*Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

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

We are also developing allogeneic CAR-T product candidates that are engineered from healthy donor T cells and are intended for use in any patient with certain cancers. Allogeneic versions of CAR-T product candidates is an unproven field of development and is subject to particular risks that are difficult to quantify, including understanding and addressing variability in the quality of a donor’s T cells and the patient’s potential immune reaction to the foreign donor cells, which could ultimately affect safety, efficacy and our ability to produce product in a reliable and consistent manner. For example, in response to FDA feedback to our IND for P-BCMA-ALLO1, we were required to update certain assay release criteria unique to an allogeneic product candidate. While implementation did not yet impact our clinical timelines, there can be no assurance that it, or similar regulatory requirements would not do so in the future, and any such delays could materially and adversely affect our business, financial condition, results of operations and future growth prospects.

*Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

To date, we have only tested our product candidates in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in clinical trials of P-BCMA-101 and P-PSMA-101, we may observe greater rates of these or other adverse events in our other CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we resumed the trial, reporting interim results on the first 14 patients in February 2022. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require other trials be suspended or terminated, which could represent a substantial setback to the program.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

*We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-BCMA-ALLO1, P-CD19CD20-ALLO1 and P-PSMA-ALLO1, we have licensed heavy-chain-only binders under agreements with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (as successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our additional dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

*We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

We carry product liability insurance of $10.0 million per occurrence and $10.0 million aggregate limit. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of September 30, 2022, we had 304 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

As of December 31, 2021, we had $23.0 million of U.S. federal NOLs that will begin to expire in 2032, and $330.5 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2021, we also had aggregate U.S. federal orphan drug credits and research and development, or R&D, credits of approximately $33.2 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, the legislation enacted in 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute including the Infrastructure Investment and Jobs Act, the BBA and the Coronavirus Aid, Relief, and Economic Security Act, will remain in effect through 2031 unless additional Congressional action is taken. These reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through November 8, 2022, the closing price of our common stock has ranged between $1.87 and $11.91 per share. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic and anticipated increase in interest rates. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

* Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 8, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 55% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

In addition, Dr. Ostertag, our Executive Chairman, a member of our board of directors and the beneficial owner of approximately 12% of our voting stock as of November 8, 2022, is the sole director of Demeetra AgBio, Inc., or Demeetra, serves as its President and Secretary and together with his affiliated entities, owns on a fully-diluted basis, 63% of its capital stock. Further, Dr. Ostertag is also a member of the board of directors of Hera Testing Laboratories, Inc., or Hera, and served as its Chief Executive Officer from inception until July 2015 and, together with his affiliated entities, owns on a fully-diluted basis, 42% of its capital stock.

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

*If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; a material disruption of our product candidates’ development programs; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, process, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties upon whom we rely) to provide our services. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. If our third-party service providers experience a security incident or other interruption, we could also experience adverse consequences.  While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

* We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.  Our actual or perceived failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and/or adverse publicity and could negatively affect our operating results and business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Further, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action and extends the applicability of the CCPA’s requirements to personal information of business representatives and employees. Other states have enacted data privacy laws. For example, other states, including Colorado, Connecticut, Utah and Virginia, have passed privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security.  If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty.  Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions.  Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims), breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or substantial changes to our business model or operations.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2022, we have used approximately $189.4 million of the net proceeds from our initial public offering. We are investing the remaining funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in our 2021 Annual Report.

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

10.1^	Collaboration and License Agreement, dated July 30, 2022, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

^  Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the information is both not material and is the type that the Registrant treats as private or confidential.

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

POSEIDA THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)