Form 10-K
period 2022-12-31
Poseida Therapeutics, Inc.
filed 2023-03-09
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was approximately $99.9 million, based on the closing price of the Registrant’s common stock as reported by The Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of March 3, 2023 was 86,527,203.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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
•
our expectations regarding manufacturing capabilities and plans, including the operation of our pilot manufacturing facility;
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
•
our expectations regarding the impact of the COVID-19 pandemic and the Russia-Ukraine conflict on our business and our operations, anticipated timelines, our industry and the economy;
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
•
We operate a pilot manufacturing facility to develop and manufacture preclinical and clinical materials for all of our CAR-T product candidates which requires significant resources. A failure to successfully operate our pilot facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and the future commercial viability, if approved, of our CAR-T product candidates.
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

Cell Therapy

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells, containing a high percentage of stem cell memory T-cells, or TSCM cells, that may engraft in the patient’s body and potentially drive lasting durable responses. Our chimeric antigen receptor T cell, or CAR-T, therapy portfolio currently consists of allogeneic, or off-the-shelf, product candidates. In the industry, allogeneic CAR-T cell products are earlier in development than the autologous products, due in part to the need for a gene editing technology in their production, but this approach has the potential to be the next significant advance in the field as ready to use, off-the-shelf products of consistently high quality. We have used the learnings of our autologous programs in both hematological and solid tumor indications to help inform our allogeneic programs. We are advancing a broad pipeline with CAR-T product candidates in both hematological and solid tumor oncology indications.

We are internally focused on solid tumor cell therapy. P-MUC1C-ALLO1 is currently in a Phase 1 trial and has the potential to treat a wide range of solid tumors, including breast, ovarian and other epithelial-derived cancers. In December 2022, we announced early clinical data showing safety and efficacy. In addition, we have several additional solid tumor allogeneic programs advancing toward anticipated IND filings, including P-PSMA-ALLO1, a preclinical stage program being developed for the treatment of metastatic castrate resistant prostate cancer, or mCRPC. This program is using the findings from our autologous version of this program, P-PSMA-101, in which we treated 38 patients in a Phase 1 study, and we believe these findings will be useful in the allogeneic program. We are also exploring a dual target solid tumor program, currently preclinical, of which the targets are not yet disclosed, as well as other combinations including potential dual products containing both a CAR-T and a T-cell receptor, or TCR.

Strategic Partnership

In August 2022, we announced a partnership with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, in which they have licensed or optioned our lead hematological indications. Included in the upfront license, Roche licensed P-BCMA-ALLO1 and P-CD19CD20-ALLO1, or each, a Tier 1 program. P-BCMA-ALLO1 is currently in a Phase 1 trial, being developed for patients with relapsed/refractory multiple myeloma, using the learnings from our first autologous program P-BCMA-101. P-CD19CD20-ALLO1 is currently a preclinical stage program being developed for the treatment of B-Cell hematological indications, for which we expect an IND filing in mid-2023. In addition to the two licensed programs, Roche has an option to license P-CD70-ALLO1 and P-BCMACD19-ALLO1, or each a Tier 2 program. P-CD70-ALLO1 is a preclinical stage program being developed to treat hematological indications. P-BCMACD19-ALLO1 is a preclinical dual target program, being developed to treat multiple myeloma. In addition to the Tier 1 and Tier 2 programs, we entered into a research collaboration, in which Roche has an exclusive license under certain of our intellectual property to develop, manufacture and commercialize up to six allogeneic CAR-T cell therapy products in hematological indications, or each, a Collaboration Program.

Under the Collaboration and License Agreement that we entered into with Roche, or the Roche Collaboration Agreement, Roche made an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products, as defined below, commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, including the near-term fees and milestone payments described above, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products. We are further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

Cell Therapy Pipeline

Gene Therapy

Within gene therapy, we believe our technologies have the potential to create next generation therapies that can deliver long-term, stable gene expression that does not diminish over time and may have the capacity to result in single treatment cures. We believe our proprietary gene engineering technologies have the potential to address the limitations of the transient nature of traditional gene therapies, thereby offering distinct advantages starting in liver-directed gene therapy. Furthermore, we believe that we have the potential to pursue multiple in vivo and ex vivo approaches in a wide array of cell types and tissues for non-liver-directed gene therapies.

We are internally focused on in vivo gene therapy. Our lead program, P-OTC-101, is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase Deficiency, or OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the Ornithine Transcarbamylase, or OTC, gene with a high unmet medical need. We are developing the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.

Strategic Partnership

In October 2021, we entered into a Collaboration and License Agreement with Takeda, or the Takeda Collaboration Agreement, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We collaborate with Takeda to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

Under the Takeda Collaboration Agreement, Takeda made an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 and P-PAH-101 programs; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101, P-PAH-101 and other programs subject to the Takeda Collaboration Agreement will be driven by Takeda. Under the Takeda Collaboration Agreement, we are eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

Gene Therapy Pipeline

Our Proprietary Cell and Gene Engineering Platform Technologies

We have developed a proprietary suite of gene engineering technologies that have broad utility. The breadth and depth of our technology platforms fall into three primary categories: (1) gene insertion, (2) gene editing and (3) gene delivery, supported by additional CAR-T tools.

•
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
•
Gene delivery. We have numerous technologies and platforms for delivering DNA, RNA and proteins, including into cells both ex vivo and in vivo. These include proprietary nanoparticle technology, AAV technology, and both ex vivo and in vivo electroporation, which is a process by which we use a pulse of electricity to briefly increase the permeability of cells.
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
o
CAR binding modalities. In addition to traditional scFv binders, we have access to and utilize novel binder technologies, such as heavy-chain-only antibody fragments, which, compared to scFv, are more stable, result in less T cell exhaustion and may result in lower immunogenicity.
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
▪
Gene knockout: Our Cas-CLOVER site-specific gene editing platform can be used to armor CAR-T therapies by targeting functional regulatory molecules, such as checkpoint blockade genes. These protein receptors are involved in exhaustion mechanisms by the tumor microenvironment.

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

In our allogeneic CAR-T product candidates, we edit the T cells ex vivo using electroporation to deliver the necessary piggyBac components required to stably insert the therapeutic transgene into the genome of the cells. We also introduce Cas-CLOVER into the T cells via electroporation to edit the cells to eliminate alloreactivity.

In some of our liver-directed gene therapy programs, we use AAV technology and lipid nanoparticles, or LNPs, to deliver piggyBac to the liver in vivo. We have developed a variety of distinct and proprietary nanoparticle compositions to achieve different delivery objectives. These nanoparticles fall generally into two categories, polymersomes and LNPs. Polymersomes are single component particles comprised of novel block co-polymers and are designed to deliver large complex molecules such as proteins. LNPs are multi-component nanoparticles composed of known and novel lipids and are designed to deliver nucleic acids including mRNA and DNA. We are evaluating these nanoparticle concepts to deliver both our piggyBac and Cas-CLOVER technologies.

Our longer-term goal for our nanoparticle platform is to be able to eliminate the need for AAV for in vivo gene therapies by using nanoparticles to deliver our technologies into cells. We have nominated one program, P-FVIII-101, using our fully non-viral delivery technology, and are actively maturing our proprietary nanoparticle technology platform to enable additional programs.

Cell Therapy

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

Cell Type Matters - Stem Cell Memory

TSCM cells are believed to be ideal for cell therapy because they have the potential to engraft, be long-lived, self-renewing and multi-potent in that they can create wave after wave of more differentiated cells. There is a one-way maturation pathway from TSCM cells to central memory T cells, or TCM; then to effector memory T cells, or TEM; and lastly, to TEFF cells. As T cells mature and differentiate, their core functions and capabilities change, impacting their potency and durability. Our approach is to utilize a high percentage of less differentiated T cells in our product candidates with the goal of increasing persistence and mitigating some of the key limitations of early-generation CAR-T products. We also believe that creating a product with high TSCM may be why we have seen such success in clinical efficacy for solid tumors where the TSCM cells can engraft and create wave after wave of cells to attack the tumor. Conceptually, products that are more maturated and contain more effector cells are like a drug, whereas our products that have a high percentage of TSCM cells are like a prodrug. The TSCM cells do not kill tumor cells, they engraft and create the more differentiated cells that do the killing.

The following figure illustrates this one-way T cell maturation pathway, from TSCM cell to TEFF cell:

Based upon our clinical data to date from our former autologous product candidates, we have observed a strong correlation between the percentage of TSCM in the product candidate and best clinical response. In addition to our own experience, there is growing evidence and recognition that TSCM is correlated with efficacy in the clinic.

Gene Editing

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

Unlike many other gene editing technologies, our approach using Cas-CLOVER can efficiently edit resting T cells, allowing for the maintenance of the highly desirable TSCM product composition in allogeneic product candidates, an important component of our CAR-T approach. Our goal with all of our allogeneic product candidates is to create a product with a profile comparable to or better than an autologous version of the same product and in the case of our first fully allogeneic product candidate for multiple myeloma, P-BCMA-ALLO1, our efficacy benchmark will be against P-BCMA-101 and other BCMA targeting programs.

Cost, Scale & Reach

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

We believe that our approach could enable us to address these hurdles to unlock the potential of CAR-T therapies. The combination of our higher percentage TSCM product and a potentially improved tolerability profile may allow us to move beyond academic medical centers and broaden the reach of these products. In our first clinical trial, P-BCMA-101, we were already dosing on a fully outpatient basis, following discussions with the FDA and similarly, have received clearance for outpatient dosing on our P-MUC1C-ALLO1. We believe outpatient dosing will enable expanded reach and lower cost. In addition, our booster molecule technology allows us to drive scale to our allogeneic manufacturing process, resulting from the ability to produce potentially hundreds of doses of our allogeneic CAR-T product candidates from a single manufacturing run from a single healthy donor. This dramatically reduces the manufacturing cost of CAR-T therapy to levels in the range of traditional biologic therapeutics in oncology and enabling off-the-shelf availability for immediate use.

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

CAR-T products that elicit severe and potentially fatal toxicities, such as CRS and neurotoxicity, require that the drug be administered in a tertiary care hospital where the physicians are familiar with treating these toxicities and where admission to an intensive care unit is an option. The potential for these severe toxicities currently precludes administration in community hospitals or outpatient infusion centers. In our dose-escalation P-BCMA-101 Phase 1 clinical trial, to our knowledge no patient has had to be admitted to intensive care units for CRS or neurotoxicity. Based on these results, and following discussions with the FDA, we were able to dose on a fully outpatient basis. As we evaluate initial findings on our P-BCMA-ALLO1 program, if we continue to see the same safety responses as we did in the autologous trial, we plan to pursue outpatient dosing as well.

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

More maturated T cells, which already have a short lifespan compared with TSCM cells, can be eliminated from the patient due to their inability to persist, leading to poor efficacy of the product. One reason that premature loss of CAR-T occurs is the presence of CAR binding molecules on the surface of the T cell that can interact with each other. This results in crosslinking of the CAR molecule and a phenomenon called tonic signaling, in which the CAR-T cells are essentially always stimulated and active. Tonic signaling results in premature loss of efficacy, poor expansion and cell death, referred to as T cell exhaustion. We use binding molecules, such as heavy-chain-only antibody fragments and carefully selected single-chain fragment variable antibodies to minimize the risk of crosslinking and tonic signaling.

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

Our solid tumor product candidates, including P-MUC1C-ALLO1, are comprised of a high percentage of TSCM cells, which we believe are able to engraft, self-renew and mature into every T cell subtype, including the TEFF cells, which can persistently attack the tumor until deep responses are potentially achieved. Therefore, we believe our CAR-T product candidates have the potential to achieve high rates of response against solid tumors with a single administration. In early clinical results from P-PSMA-101, our first solid tumor program, we have seen promising efficacy. As reported on February 17, 2022, of the first 14 patients, 71% have seen a reduction of PSA, of which in 36% of patients saw a PSA reduction of greater than 50%. In addition, one patient demonstrated evidence of near complete tumor elimination as evidenced by PSMA PET and other markers.

Safety

Our solutions for addressing CAR-T related toxicity concerns regarding CRS and neurotoxicity with respect to hematological tumors also apply to solid tumors. However, there are additional toxicity concerns for CAR-T products when administered to treat solid tumors. When compared to hematological tumors, solid tumors generally have fewer unique surface targets that are not also expressed on healthy cells, so greater care must be taken when choosing targets to avoid on-target/off-tumor toxicity, which occurs when a CAR-T cell recognizes the intended target on a healthy cell and kills that cell. We seek to address this risk by choosing targets that are overexpressed in cancer cells, such as MUC1-C, and by using binding molecules that we believe are more effective at binding the cancerous form of the target.

In our P-PSMA-101 trial, we experienced a clinical hold early in the study to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101 but also partially due to a patient noncompliance event. Following protocol amendments, the clinical hold was lifted and we have since dosed additional patients in the trial without experiencing additional patient deaths potentially related to treatment. As reported on February 17, 2022 at ASCO-GU, we observed CRS in 57% of patients, with 14% of patients experiencing Grade 3 or higher and observed immune effector cell-associated neurotoxicity syndrome, or ICANS in 14% of the evaluable patients. We wound-down this program in 2022 to focus on our allogeneic version of this product candidate, P-PSMA-ALLO1.

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

However, GvHD, a situation where the CAR-T cells are killing the healthy cells of the patient, is a serious and potentially fatal condition. Studies have suggested that the endogenous TCR is the molecule that needs to be eliminated in order to prevent GvHD. If this molecule is not completely eliminated in nearly 100% of CAR-T cells, then GvHD may become a problem. Our highly efficient Cas-CLOVER technology and subsequent purification step has resulted in cells that have TCR expression eliminated from at least 99% of the cells, a level we believe to be safely above that required to prevent GvHD.

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

Commercial Scalability

A fully allogeneic CAR-T product offers the possibility of significant time and cost savings in manufacturing, thereby greatly decreasing the cost per dose and increasing patient accessibility. Nonetheless, a manufacturing process must still be run on individual donor or cell line material in order to create a fixed number of doses of an allogeneic product. One of the most expensive parts of a manufacturing run for viral-based manufacturing methods is the virus itself. The piggyBac manufacturing system uses only GMP DNA and RNA without the need for GMP virus. We believe this will result in product candidates that are significantly cheaper to produce, even in the context of an allogeneic CAR-T product. Furthermore, the development and manufacturing timelines for piggyBac are shorter than those for virus, meaning one can move from product concept to GMP material more quickly. As an example, we moved P-BCMA-101 from product concept to the first patient dosed in a clinical trial in less than two years, and we believe we can apply these learnings to meet or exceed these timelines for future product candidates.

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

We believe that we can create fully allogeneic product candidates retain a profile that is comparable to their corresponding autologous products, as applicable, but with the ability to create enough doses to potentially treat hundreds of patients from a single manufacturing run.

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

Allogeneic CAR-T

The following table summarizes our current CAR-T product candidate portfolio:

Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses are cryopreserved and stored at treatment centers for future off-the-shelf use.

P-MUC1C-ALLO1: Multiple Solid Tumor Indications

Overview

P-MUC1C-ALLO1 is a fully allogeneic CAR-T product candidate with the potential to treat a wide range of solid tumor indications. The target, MUC1-C, is a tumor selective, aberrantly glycosylated, cleavage product of MUC1, that is highly expressed on most epithelial tumors. We designed P-MUC1C-ALLO1 to leverage the learnings of our P-BCMA-ALLO1 and P-PSMA-101 programs. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial and shared an initial early clinical data update on the program at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We anticipate a clinical data update on this program at a medical meeting in 2023.

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

Clinical Development Strategy

We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial. P-MUC1C-ALLO1 was designed to leverage the learnings of our other programs. The current Phase 1 protocol allows for enrollment of up to 100 adult subjects with advanced or metastatic epithelial-derived cancers measurable by RECIST and refractory to or ineligible for standard of care therapy. Patients may be enrolled across four arms of single and multiple (cyclic) administrations using two different lymphodepletion regimens of up to five dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Enrollment will begin in cohorts with a standard 3-day cyclophosphamide and fludarabine lymphodepletion regimen given prior to cell infusion followed by cohorts adding rituximab to the lymphodepletion regimen to reduce the appearance of anti-CAR antibodies and potentially improve persistence. Planned dose escalation in each arm range from 0.75 to 15 x 106 cells/kg. Treated patients will undergo serial measurements of safety, tolerability, and tumor response and will be followed for up to 15 years after the last dose of P-MUC1C-ALLO1.

The primary objectives for this Phase 1 clinical trial include defining the maximum tolerated dose, or MTD, evaluation of overall safety and tolerability, and preliminary efficacy and disease response. Additional exploratory endpoints will include assessing tumor expression of MUC1-C and correlation to response and expansion kinetics of P-MUC1-ALLO1.

In December 2022, we announced initial early clinical data at ESMO-IO. As of the cutoff date of November 14, 2022, the study had dosed seven patients with epithelial-derived cancers, including esophageal, colorectal, breast, pancreatic and prostate carcinomas, of which four were evaluable for response. Only one patient with breast cancer has been dosed to date; this patient, who has HR+, HER2- breast cancer, with four prior lines of treatment, achieved a partial response at a dose of 0.75x106 cells/kg. Two other patients with heavily pretreated gastrointestinal tumors (colorectal and pancreatic cancer) achieved stable disease at a dose of 0.75x106 cells/kg and 2x106 cells/kg each. Based on such initial early clinical data, P-MUC1C-ALLO1 was safe and well tolerated, with no DLTs, CRS, GVHD or ICANS.

P-PSMA-ALLO1: Metastatic castrate resistant prostate cancer

Overview

P-PSMA-ALLO1 is a fully allogeneic preclinical CAR-T product candidate being developed to treat mCRPC. P-PSMA-ALLO1 is being developed using the learnings of our autologous version of the program, P-PSMA-101, which was evaluated in a Phase 1 clinical trial, in which 38 patients were dosed and initial clinical findings were presented at ASCO-GU in February 2022.

P-PSMA-ALLO1 targets cells that express PSMA, which is highly expressed on mCRPC cells. PSMA is involved in folate uptake and is thought to confer a proliferative advantage to PSMA-expressing tumor cells. Additionally, PSMA levels increase as tumor cells become androgen-independent, a hallmark of advancing prostate disease. Therefore, we believe that PSMA may be less susceptible to antigen escape.

Target Indication

Prostate cancer is the fourth most common cancer globally and the second leading cause of cancer death among men in the United States, with about a 60% occurrence rate in men over the age of 65. In the United States alone, there are approximately 3.1 million men living with prostate cancer, with approximately 40,000 new cases of mCRPC estimated each year. The majority of prostate cancer patient deaths in the United States are due to mCRPC.

Treatment paradigms for prostate cancer vary based on the patient age and other underlying health conditions at the time of diagnosis. Treatment options for early prostate cancer range from active surveillance, radiation therapy, cryotherapy, hormone therapy and surgical treatment. Patients with metastatic disease receive medicines such as leuprolide to stop testosterone production.  The paradigm for patients with metastatic disease further bifurcates between hormone sensitive disease and castrate resistant prostate cancer, or CRPC. CRPC cases are generally treated with testosterone blockers such as enzalutamide, darolutamide or apalutamide; abiraterone; chemotherapy drugs such as docetaxel or cabaziltaxel; Radium-223; Lutetium Lu 177; immunotherapy such as Sipuleucel-T and PARP inhibitors such as olaparib or rucaparib. However, CRPC remains a deadly disease and new therapies are needed.

Although five-year survival rates for patients with early prostate cancer are nearly 100%, a high unmet need for mCRPC remains, with a five-year survival rate of only approximately 30%. We believe P-PSMA-ALLO1, if successful in the clinic and approved, could dramatically increase survival, as well as quality of life for mCRPC patients.

P-BCMA-ALLO1: Multiple Myeloma

Overview

P-BCMA-ALLO1 is a fully allogeneic CAR-T product candidate being developed to treat multiple myeloma in partnership with Roche. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we presented initial data from our Phase 1 clinical trial at the ESMO I-O Annual Congress in December 2022. We anticipate a clinical data update on this program at a medical meeting in 2023, subject to clearance with Roche.

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

There are approximately 160,000 patients suffering from multiple myeloma in the United States, with nearly 35,000 new cases and nearly 13,000 deaths from the disease annually. It occurs more commonly in men than in women, typically affecting older adults, with the average age of diagnosis of approximately 70 years. Although several new drugs have been approved for the treatment of multiple myeloma, it remains an incurable disease for most patients. The current treatment paradigm in multiple myeloma begins with proteasome inhibitors (PIs), immunomodulatory drugs (IMiDs) and autologous stem cell transplants. The great majority of patients become refractory to these drugs and/or relapse, creating a high unmet need for treatments for relapsed/refractory patients. After failing proteasome inhibitors and IMiDs, patients are typically treated with monoclonal antibodies, different PIs and IMiDs or Chimeric Antigen Receptor T-cells (CAR-T). Most patients eventually move to palliative care. Without treatment, most multiple myeloma patients die within the first year after diagnosis. Approximately half of those treated under the current regimens survive for five years after diagnosis. We believe P-BCMA-ALLO1, if successful in the clinic, can dramatically increase survival, as well as quality of life for relapsed/refractory multiple myeloma patients.

Clinical Development Strategy

The primary objectives of the Phase 1 clinical trial are to evaluate safety and any dose limiting toxicities, or DLTs, and determine the MTD of a single-dose infusion of P-BCMA-ALLO1 in adult patients with multiple myeloma who are relapsed and/or refractory to conventional therapy. In addition, we are assessing anti-myeloma response activity using the International Myeloma Working Group, or IMWG, criteria.

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

In December 2022, we announced initial clinical data at ESMO-IO. As of the November 11, 2022 data cutoff, the study had dosed 10 patients with relapsed/refractory (R/R) multiple myeloma. Of these 10 patients, six are evaluable for response (all at the lowest dose level of 0.75 x 106 cells/kg). The response evaluable patients were heavily pre-treated, having received an average of 6.5 prior lines of therapy with a median time since diagnosis of 5 years. Three patients had previously received BCMA-targeted therapy and four patients had high-risk cytogenetics.

As of the cutoff date, P-BCMA-ALLO1 achieved a 50% (3/6) overall response rate, with a 66% (2/3) ORR in patients who had previously received BCMA-targeted therapy and a 50% (2/4) ORR in patients with high-risk cytogenetics. Of the three responders in the first cohort (0.75 x 106 cells/kg), two patients were partial responses and one patient achieved a very good partial response. P-BCMA-ALLO1 was well tolerated. There were no cases of CRS, GVHD or ICANS. No DLTs were observed. There was one case of febrile neutropenia.

P-CD19CD20-ALLO1: B-Cell Malignancies

Overview

P-CD19CD20-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for B cell leukemia and lymphoma indications, in partnership with Roche. P-CD19CD20-ALLO1 contains two fully functional CAR molecules to target cells that express either CD19 or CD20. We believe that by targeting both CD19 and CD20, we have the potential to overcome some of the issues of earlier generation CD19 CAR-T products where antigen escape has been observed.

Clinical Development Strategy

We anticipate an IND filing and initiation of a Phase 1 clinical trial for P-CD19CD20-ALLO1 in mid-2023. The trial will be an open-label dose escalation trial enrolling up to 70 patients.

P-BCMACD19-ALLO1. P-BCMACD19-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for multiple myeloma. P-BCMACD19-ALLO1 contains two fully functional CAR molecules to target cells that express either BCMA or CD19. Based on published studies of CD19 therapeutic candidates in multiple myeloma patients, we believe that targeting both BCMA and CD19 may be more effective than targeting BCMA alone in some patients because it has been hypothesized that there could be myeloma stem cells that express CD19 but do not express BCMA. In addition, including CD19 may prevent anti-drug antibody responses that could shorten the effectiveness of a BCMA-only therapy in some patients. We are developing this product candidate to be fully allogeneic by applying our learnings from the P-BCMA-ALLO1 program. We anticipate an IND filing after analyzing preliminary results observed in the P-BCMA-ALLO1 Phase 1 clinical trial. Roche holds an exclusive option to acquire a license to this program.

Additional Allogeneic Programs

We have strategically designed our initial and upcoming clinical programs in order to best utilize the findings from our early studies to inform further pipeline development. We have several preclinical programs intended to represent second or third generation programs for our various targets, and are exploring additional indications utilizing different capabilities of our platform.

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

Any AAV-based system can be converted into a piggyBac-AAV vector by simply adding the piggyBac ITRs, which can be as small as 50 base pairs each, inside of the AAV ITRs (AAV + piggyBac transposon). We expect this vector will perform the same as a standard AAV vector in the absence of the piggyBac transposase, which can be delivered in a second AAV (AAV + piggyBac transposase). When using an enhanced green fluorescent protein (EGFP) reporter gene as a surrogate for a therapeutic transgene and injecting the AAV + piggyBac transposon (no transposase) into animals, we observed a low level of EGFP expression in the liver of the mouse (lower left panel). Similar to other standard AAV therapies, there was a low expression level due to episomal (non-integrated) AAV and as such, it diminished over time, especially as the cells divided. However, when the AAV + piggyBac transposon was co-injected with the AAV + transposase, we observed a high, stable level of expression in a majority of hepatocytes, as shown in the lower right panel. In this case, the piggyBac transposase pulled the transgene out of the transposon and stably integrated it into the genome. As the cells divided, they replicated the integrated therapeutic transgene so all progeny cells permanently expressed it. This strategy has been used in three separate mouse models of various severe congenital liver genetic diseases: OTCD, citrullinemia Type I and progressive familial intrahepatic cholestasis Type III, demonstrating the potential for single-treatment cures in each case.

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

Transposon only
Transposase +
Transposon
Total Flux (photons/s)
Mean +/- SEM
10^9
10^8
10^7
10^6
0
100
200
300
Day

Our Gene Therapy Programs

Gene Therapy

The following table summarizes our current gene therapy product candidate portfolio including a representation of programs that we partnered with Takeda in 2022:

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV or our nanoparticle technology to overcome the major limitations of traditional AAV gene therapy. We believe that our approach will result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. In one program, we have elected to deploy a fully non-viral delivery technology that does not require any AAV or other viral-based technology. Our eventual goal is to completely replace AAV with our nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

P-OTC-101

Overview

P-OTC-101 is an in vivo liver-directed gene therapy candidate for the treatment of severe, early-onset OTCD, which we believe has the potential to achieve single-treatment, lifetime durable responses. We believe our approach will enable treatment of patients early in life, providing a key advantage over conventional AAV-based gene therapies that are unlikely to be effective in newborns and juveniles. We are evaluating our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV or nanoparticles for the in vivo treatment of OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need.

Target Indication

OTCD is a rare genetic disorder characterized by complete or partial lack of the enzyme OTC. OTC is an enzyme that plays a role in the breakdown and removal of nitrogen from the body, a process known as the urea cycle. The lack of the OTC enzyme results in excessive accumulation of nitrogen in the form of ammonia (hyperammonemia) in the blood. Excess ammonia, which is a neurotoxin, travels to the central nervous system through the blood, resulting in symptoms of lethargy, vomiting, irritability and, in more severe cases, decreased muscle tone, seizures, enlarged liver, respiratory difficulties and death. A severe form of the disorder affects some infants, typically newly born males. A milder form of the disorder affects some children later in infancy. More severe forms of OTC comprise a high unmet medical need.

Preclinical Data

In our preclinical studies, the approach of combining piggyBac with AAV and LNPs, demonstrated stable and high-level expression of the therapeutic human OTC transgene in the mouse liver following administration to neonatal OTC-deficient mice. In contrast, mice that were administered a conventional AAV-based gene therapy comprising the same human OTC transgene (without piggyBac-mediated integration) demonstrated negligible human OTC expression. Mice treated with the piggyBac approach uniformly survived into adulthood, while mice treated with the conventional AAV-based approach died.

In a separate study, three unique AAV capsids comprising a piggyBac transposon encoding our human OTC expression cassette were evaluated in a mouse model of OTCD. All three capsids demonstrated sustained human OTC mRNA transcription and corresponding OTC protein activity within the liver following a single treatment. These data suggest that piggyBac can be readily incorporated in a variety of existing, clinically mature AAV capsids. Further, the dramatic increase in OTC activity highlights the potential to lower the dose of piggyBac-OTC compared with standard AAV-alone therapies and the ability to still achieve single-treatment, durable responses, which would have additional cost and tolerability benefits compared to standard AAV therapies.

P-FVIII-101

Overview

P-FVIII-101 is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A.

We are using our proprietary piggyBac DNA Delivery System combined with our proprietary nanoparticle technology to deliver a Factor VIII therapeutic transgene. We have elected to deploy our fully non-viral delivery system in this program, and are not reliant on AAV or other viral-based technologies. This program is included in the Takeda Collaboration Agreement, and therefore Takeda is obligated to fund the program and will determine the timeline to IND submission.

Target Indication

Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Disease can range in severity from mild to severe and Factor VIII levels are correlated with the severity of the disease.

Preclinical Data

Our preclinical data demonstrates an ability to correct Factor VIII deficiency to normal levels in a juvenile mouse model using nanoparticle delivery of our P-FVIII-101 potential product candidate. We presented preclinical data from this program at the American Society of Hematology (ASH) annual meeting in New Orleans in December 2022, which showed that P-FVIII-101 achieved and sustained normalized (>50%) human Factor VIII activity following a single dose and delivered therapeutic Factor VIII activity in mice following single and repeat doses, indicating the potential for dose titration. The data support that with our piggyBac delivery system, the therapeutic transgene expression cassette can be stably integrated into the genome of liver cells and provide consistent and durable therapeutic activity.

P-PAH-101

Overview

P-PAH-101 is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Phenylketonuria, or PKU. We are evaluating our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV and nanoparticles for the in vivo treatment of PKU.

This program is included in the Takeda Collaboration Agreement, and therefore Takeda is obligated to fund the program and will determine the timeline to IND submission.

Target Indication

PKU is a metabolic disorder caused by a defect in the enzyme that normally converts phenylalanine to tyrosine. This causes buildup of phenylalanine, which is toxic to the brain, and leads to reduced pigmentation, as well as poor growth and neurological outcomes. Dietary protein restriction is the standard for care, but requires strict lifelong adherence that can be challenging for many patients, especially older children.

Preclinical Data

Our preclinical data demonstrates resolution of serum phenylalanine, a key PKU biomarker, to normal levels in a mouse model of classical phenylketonuria. In a separate study, we demonstrated expression of the therapeutic phenylalanine hydroxylase, or PAH transgene throughout the liver following a single treatment in juvenile mice. Our data demonstrate that the ability to maintain the high therapeutic PAH protein expression and broad hepatocyte distribution following treatment early in life is due to the integrating mechanism of our piggyBac platform.

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

We intend to develop and commercialize novel cell and gene therapy products by using our broad gene engineering platform technologies to treat patients with high unmet medical need across a wide of array of indications. Our current pipeline includes allogeneic CAR-T product candidates for oncology indications and piggyBac + AAV and piggyBac + nanoparticle product candidates as liver-directed gene therapy programs for orphan genetic diseases. We plan to pursue our mission through the following strategies:

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

Leverage the strength and breadth of our platform technologies to develop allogeneic CAR-T therapies in solid tumors. Our platform technology is designed to address the historical CAR-T limitations in treating solid tumors, which result from the lack of product persistence needed to have a clinical impact on these indications. We are advancing P-MUC1C-ALLO1 as a candidate for the treatment of solid tumors, as well will continue to evaluate additional products likely using a combination of CAR and TCR approaches.

Utilize our platform technologies to pursue liver-directed gene therapy programs. Our lead gene therapy product candidates, P-OTC-101 and P-PAH-101, utilize our piggyBac technology combined with AAV and nanoparticles to target orphan genetic diseases with the goal of developing single-treatment cures. In addition, P-FVIII-101 is being developed with nanoparticle-based delivery of our in vivo gene therapies, replacing the need for AAV technology. We believe that nanoparticle delivery of gene therapy could be a major advancement over AAV delivery by improving tolerability, lowering cost, allowing for re-dosing and addressing indications that AAV will not be able to effectively address, including diseases where correction necessitates delivery of large therapeutic transgenes. We and our current and future collaborators, including Takeda, currently plan to develop, and if approved, commercialize our gene therapy product candidates.

Utilize our technology and capabilities to develop allogeneic multi-CAR-T products. Our Dual-CAR allogeneic product candidates include P-CD19CD20-ALLO1 for B cell malignancies, P-BCMACD19-ALLO1 for multiple myeloma and an undisclosed Dual CAR for solid tumors. We believe these multi-CAR programs highlight the ability of our piggyBac platform to enable product candidates that other technologies will not be able to achieve easily, if at all. We plan to continue developing multi-CAR product candidates, which we believe could represent a next generation of CAR-T therapies.

Evaluate strategic partnerships and structures to create value and continue to innovate and develop our platform technologies. Our platform technologies are highly differentiated with the ability to create many product candidates across a wide array of therapeutic modalities and indications. As such, we have executed two key collaborations to expand our reach and create additional value in pursuit of our mission. In October 2021, we signed the Takeda Collaboration Agreement to further expand our gene therapy efforts. In August 2022, we announced the Roche Collaboration Agreement to further develop our allogeneic pipeline within hematological indications. Given the breadth of our technology, we believe there are additional areas in which we could evaluate strategic partnerships.

Partnerships

Roche

In August 2022, we announced a partnership with Roche in which they have licensed or optioned our lead hematological indications. Included in the upfront license, Roche licensed P-BCMA-ALLO1 and P-CD19CD20-ALLO1, or each, a Tier 1 program. P-BCMA-ALLO1, is currently in a Phase 1 trial, being developed for patients with relapsed/refractory multiple myeloma, using the learnings from our first autologous program P-BCMA-101. P-CD19CD20-ALLO1 is currently a preclinical stage program being developed for the treatment of B-Cell hematological indications, for which we expect an IND filing in the first half of 2023. In addition to the two licensed programs, Roche has an option to license P-CD70-ALLO1 and P-BCMACD19-ALLO1, or each a Tier 2 program. P-CD70-ALLO1 is a preclinical stage program being developed to treat hematological indications. P-BCMACD19-ALLO1, is a preclinical dual target program, being developed to treat multiple myeloma. In addition to the Tier 1 and Tier 2 programs, we entered into a research collaboration, in which Roche has an exclusive license under certain of our intellectual property to develop, manufacture and commercialize up to six allogeneic CAR-T cell therapy products in hematological indications.

Under the Roche Collaboration Agreement, Roche made an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, including the near-term fees and milestone payments described above, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products. We are further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

Takeda

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

Under the Takeda Collaboration Agreement, Takeda made an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 and P-PAH-101 programs; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101, P-PAH-101 and other programs subject to the Takeda Collaboration Agreement will be driven by Takeda. Under the Takeda Collaboration Agreement, we are eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

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

Our Team

We are led by an experienced management team with an unwavering commitment to developing next generation cell and gene therapeutics with the capacity to cure. Our Chief Executive Officer, Mark J. Gergen, J.D., has over 25 years of experience in healthcare and life science companies and most recently served as our President and Chief Business Officer, until his transition to Chief Executive Officer in February 2022. Prior to joining our company in early 2018, Mr. Gergen was part of the executive management team for a number of successful biotechnology companies, including Amylin Pharmaceuticals, Mirati Therapeutics, and Halozyme Therapeutics. As of December 31, 2022, the management team was supported by 314 employees, 156 of whom hold advanced degrees, including 79 with a Ph.D. and/or M.D. degree, and many with extensive experience in drug discovery and development.

Our CAR-T Manufacturing Processes

Our CAR-T product candidates consist of healthy donor T cells that have been genetically engineered to express a CAR molecule and other genes. PBMCs are harvested by a standard leukapheresis procedure at the enrolling hospital, with the leukapheresis cells transported to the manufacturing site immediately subsequent to the procedure.

Manufacturing of CAR-T product candidates includes CD4-positive and CD8-positive T cell isolation via positive selection. This is followed by electroporation delivery of the piggyBac DNA transposon transgene (encoding the CAR molecule gene, the DHFR positive selection gene and the safety switch gene), the Super piggyBac transposase RNA (the enzyme that mobilizes the piggyBac transposon transgene), an mRNA encoding the Cas-CLOVER gene editing system along with guide RNA targeting two different genes involved with allogeneic rejection, as well as an mRNA encoding the booster molecule. After this, CAR-positive T cells are selected via methotrexate, the cells are expanded and then further purified for genetically modified cells.

The final product is then bagged and cryopreserved. Following product release for administration, cryopreserved product candidates are shipped by courier to the pharmacy or applicable cell therapy facility of the enrolling study center where they are stored until the time of administration.

CAR-T Contract Manufacturing

We have an internal pilot GMP manufacturing facility in San Diego adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies for Phase 1 and Phase 2 clinical trials. We commenced GMP manufacturing in the third quarter of 2021 and initially used the facility for manufacturing our P-MUC1C-ALLO1 program. We have now added our other product candidates and this is our sole source of clinical manufacturing.

We have previously worked with a number of third-party contract manufacturers for production of our product candidates. For the manufacturing of P-BCMA-ALLO1 we previously worked with WuXi AppTec, Inc., from which we received clinical supply. In the fourth quarter of 2022, we received clearance to manufacture P-BCMA-ALLO1 at our internal pilot plant manufacturing facility and this site will be the future source of product going forward. For our other product candidates, we are evaluating various third-party manufacturers for clinical supply. We also work with a variety of suppliers to provide our manufacturing raw materials and we currently source our media from Stemcell and DNA components from Aldevron. We believe that our relationships with our contract manufacturers and suppliers are good. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

Commercialization Plans

We possess global rights to our internal product candidates and discovery programs. We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing, or commercial product distribution capabilities and have no experience as a company in marketing products. We plan to build the necessary infrastructure and capabilities over time in the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

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

Due to the promising clinical therapeutic effect of CAR-T product candidates in clinical trials, we anticipate direct competition from other organizations developing advanced T cell therapies and other types of oncology therapies. This would include companies in the CAR-T space including: Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bellicum Pharmaceuticals Inc., Bluebird Bio, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb Company), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda.

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

We have filed or will file for patent protection in the United States and internationally for P-MUC1C-ALLO1, P-PSMA-ALLO1, P-BCMA-ALLO1, and our Dual CAR product candidates, our cell therapy candidates and for P-OTC-101, P-FVIII-101, and P-PAH-101, our gene therapy product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

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

Company-Owned Intellectual Property

P-MUC1C-ALLO1 is covered by a number of filings, including, a published PCT application filed in December 2020 that entered the national stage in June of 2022. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from these applications would not expire before 2040.

P-BCMA-ALLO1 is covered by a number of filings, including, a published PCT application filed in December 2018 that entered the national stage in June of 2020. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2038.

Our P-PSMA-ALLO1 and Dual CAR Programs, including P-CD19CD20-ALLO1, P-BCMACD19-ALLO1 and Dual CAR (Undisclosed), are earlier in development and our program specific intellectual property coverage is still being developed.

Core components of each of these product candidates are protected by company-owned platform applications directed to scFv binders (P-MUC1C-ALLO1) or heavy-chain-only antibody fragment binders (P-BCMA-ALLO1), booster molecules for enhanced immune cell expansion (currently all allogeneic products), early memory T-cells (including TSCM) and methods of producing same (P-MUC1C-ALLO1, P-BCMA-ALLO1), methods of using the same in the treatment of cancer (all products), piggyBac transposition systems (all products), inducible safety switches (all products), marker genes for facilitating simultaneous selection and expansion of modified cells for product manufacture, and self-cleaving peptides for trivalent transposon constructs (all products). Notably in December 2019, we were issued a U.S. patent that has claims that cover any modified T cell product that has 25% or more TSCM cells and has a patent term expiring in 2037. We also have issued U.S. patents covering manufacturing methods and cell culture media used to produce these genetically modified TSCM cells that have patent terms expiring in 2037. We also have an issued composition of matter patent in the U.S. protecting our Cas-CLOVER Site-specific Gene Editing System that has a patent term expiring in 2037. We also have issued composition of matter patents in the U.S. protecting our piggyBac DNA Delivery System that have patent terms expiring in 2030.

Our gene therapy programs, include P-OTC-101, P-FVIII-101, and P-PAH-101. P-OTC-101 is covered by a number of filings, including a published PCT application filed in March 2021 that entered national phase in September 2022. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from these applications would not expire before 2041. In addition, we have a number of applications for delivery technology, including a published PCT application filed in February 2022 and a published PCT application filed in March 2022, which will enter national phase in August 2023 and September 2023, respectively. Composition of matter claims issuing from these applications would not expire before 2042. Finally, we own two pending provisional applications filed January 2023 that are due for conversion to non-provisional applications in January 2024. Composition of matter claims issuing from these applications would not expire before 2044.

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

Collaboration Agreements

Roche Collaboration Agreement

In July 2022, we entered into the Roche Collaboration Agreement with Roche, pursuant to which we granted to Roche: (i) an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from each of our existing P-BCMA-ALLO1 and P-CD19CD20-ALLO1 programs, or each, a Tier 1 Program; (ii) an exclusive option to acquire an exclusive, worldwide license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from our existing P-BCMACD19-ALLO1 and P-CD70-ALLO1 programs, or each, a Tier 2 Program; (iii) an exclusive license under certain of our intellectual property to develop, manufacture and commercialize allogeneic CAR-T cell therapy products from the up to six Collaboration Programs, as defined below, designated by Roche; (iv) an option for a non-exclusive, commercial license under certain limited intellectual property to develop, manufacture and commercialize certain Roche proprietary cell therapy products for up to three solid tumor targets to be identified by Roche, or Licensed Products; and (v) the right of first offer for two of our early-stage existing programs within hematologic malignancies.

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

In-License Agreements

April 2017 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.)

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

August 2018 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.)

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

October 2019 License Agreement with Xyone Therapeutics, Inc. (a successor-in-interest to Genus Oncology, LLC)

On October 24, 2019, we entered into a license agreement, or the Xyone Agreement, with Xyone Therapeutics, or Xyone. Pursuant to the Xyone Agreement, we paid Xyone an upfront fee of $1.5 million and Xyone granted us the option, which was exercised for an additional $1.5 million in April 2020, to obtain an exclusive, sublicenseable, worldwide license under certain patents and a non-exclusive, sublicenseable, worldwide license under certain know-how controlled by Xyone to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1, or a Xyone licensed product, and a non-exclusive, sublicenseable, worldwide license under certain patents and know-how controlled by Xyone to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. The licenses granted pursuant to the Xyone Agreement are subject to certain rights retained by an upstream licensor and the rights of the U.S. government. The retained rights of the upstream licensor pertain only to the ability of the upstream licensor to conduct teaching, education and other non-commercial research activities in the licensed field and for other academic, governmental or not-for-profit organizations to conduct non-commercial research activities in the licensed field, and do not limit our ability to pursue our programs and product candidates. We use a Xyone antibody or derivative thereof targeting MUC1 as a binder in our P-MUC1C-ALLO1 product candidate. Multiple other aspects of our P-MUC1C-ALLO1 product candidate are covered by other patents and intellectual property that we own or license and are not subject to rights of the U.S. government.

Pursuant to the Xyone Agreement, we are also required to pay Xyone up to an aggregate of $71.0 million upon first achievement of certain clinical, regulatory and sales milestones for any Xyone licensed product and companion diagnostics. We are also obligated to pay, on a product-by-product and country-by-country basis, tiered royalties in the low to mid-single-digit percentage on net sales of any Xyone licensed products and related companion diagnostics, subject to certain customary reductions.

The Xyone Agreement will expire on the last to expire royalty term, which is determined on a product-by-product and country-by-country basis, and is the later of (1) the last to expire valid claim within the licensed patents covering the Xyone licensed product in the country, (2) expiration of regulatory exclusivity for the Xyone licensed product in the country and (3) 10 years from the first commercial sale of the Xyone licensed product in the country. We may also terminate the Xyone Agreement at any time upon 30 days prior written notice to Xyone. Either party may terminate the Xyone license agreement upon a material breach by the other party that is not cured within 90 days after receiving written notice of the breach. Xyone also has the right to terminate the Xyone Agreement immediately upon our bankruptcy or if we fail to initiate a Phase 1 clinical trial for a Xyone licensed product within 20 months after approval of an IND submitted for such Xyone licensed product.

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

Employees

As of December 31, 2022, we had 314 employees, 156 of whom hold advanced degrees, including 79 with a Ph.D. and/or M.D. degree. Of these employees, 266 were engaged in research and development activities and 48 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Human Capital Resources

We have grown to a team of 314 employees as of December 31, 2022, 312 of which are full-time employees. All of our employees were employed in the United States. Our highly qualified and experienced employees which includes scientists, physicians and professionals across research, clinical, manufacturing, regulatory, and general and administrative functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2022, we added over 51 employees to our team.

We expect to continue to add additional employees in 2023 with a focus on expanding our expertise and capabilities in clinical and preclinical research and development, including an expansion of our internal manufacturing capacity. Our culture is driven by innovation, nimbleness and passion for the work that we do, the people we work with and the patients we serve. As we grow, we continually evaluate our business needs and opportunities and balance hiring top talent internally and leveraging external expertise. Currently, we remain reliant on third-party contract manufacturers and clinical research organizations for our clinical programs.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, in July 2020, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been subject to the reporting requirements of the Exchange Act for twelve calendar months and the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2022 and 2021, we have incurred a net loss of $64.0 million and $125.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $470.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2022, we had $282.5 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

Additional capital may be obtained through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new or existing collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by civil and political unrest in certain countries and regions, potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the continuing public health concerns regarding the COVID-19 pandemic. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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
•
the cost of obtaining raw materials and drug product for clinical trials and commercial supply;
•
whether we decide to partner any of our additional product candidates with any third parties and the terms of any such partnership or collaboration;
•
the cost and timing of operating our pilot manufacturing facility;
•
whether we decide to establish a commercial manufacturing facility for supply of our product candidates; and
•
additions or departures of key scientific or management personnel.

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Changes in interest rates and economic inflation on capital markets may affect the availability, amount and type of financing available to us in the future. On August 13, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. There can be no assurance that we will continue to meet the requirements to be able to sell securities pursuant to the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of December 31, 2022, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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
•
establishing and maintaining manufacturing capabilities or arrangements with third-party manufacturers for clinical supply and, if and when approved, for commercial supply;
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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that include modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these newer dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101, P-PSMA-101 and our current clinical trials, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first two allogeneic CAR-T product candidates, P-BCMA-ALLO1, and P-MUC1C-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1 or P-MUC1C-ALLO1 in our clinical trials. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for our liver directed gene therapy candidates until we or our collaborators complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021 and our IND for P-MUC1C-ALLO1 in December 2021, we are dependent on clinical sites to continue enrolling patients. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we were able to resume the trial, a similar hold in other trials could delay the ultimate completion of the trial. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own, with some sites pausing enrollment and we have experienced a delay in manufacturing at times due to potential exposure. These impacts have caused us to reevaluate the expected timing of clinical milestones and we have and continue to experience delays in site initiation and patient enrollment, and could also experience delays in the manufacture of our product candidates for clinical testing and other difficulties in starting or completing our clinical trials. Other events that may prevent successful or timely completion of clinical development include:

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

We are also developing allogeneic CAR-T product candidates that are engineered from healthy donor T cells and are intended for use in any patient with certain cancers. Allogeneic versions of CAR-T product candidates is an unproven field of development and is subject to particular risks that are difficult to quantify, including understanding and addressing variability in the quality of a donor’s T cells and the patient’s potential immune reaction to the foreign donor cells, which could ultimately affect safety, efficacy and our ability to produce product in a reliable and consistent manner. For example, in response to FDA feedback to our IND for P-BCMA-ALLO1, we were required to update certain assay release criteria unique to an allogeneic product candidate. While implementation did not impact our clinical timelines, there can be no assurance that it, or similar regulatory requirements would not do so in the future, and any such delays could materially and adversely affect our business, financial condition, results of operations and future growth prospects.

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

To date, we have only tested our product candidates in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of CRS which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in our clinical trials in our allogeneic programs as of the date of this filing, we may observe greater rates of these or other adverse events in higher doses of our existing trials or future CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we resumed the trial. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require other trials be suspended or terminated, which could represent a substantial setback to such programs.

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

We may seek orphan drug designation for certain of our product candidates. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. While we previously received orphan drug designation for P-BCMA-101 for the treatment of relapsed/refractory multiple myeloma, if we apply, we may not receive this designation for P-BCMA-ALLO1 or any other product candidate in the future. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. While we previously received RMAT designation for P-BCMA-101 for the treatment of multiple myeloma, if we apply, we may not receive this designation for any other product candidate in the future. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities used by us or our third-party manufacturers with which we or any of our potential future collaborators contract for clinical and commercial supplies; or
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval.

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

If the FDA, EMA or any other comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our pilot manufacturing facility, third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most foreign and domestic inspections of manufacturing facilities and products for several months during 2020 and only resumed them on a risk-based basis, incorporating remote monitoring methods as well. Regulatory authorities outside the United States adopted similar restrictions and policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We have relied on, and will continue to rely on, third parties for the manufacture of certain of our product candidates for preclinical and clinical testing and may rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including ourselves and our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. Our facilities and quality systems, and those of our third-party contract manufacturers, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We operate a pilot manufacturing facility to develop and manufacture preclinical and clinical materials for all of our CAR-T product candidates which requires significant resources. A failure to successfully operate our pilot facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and the future commercial viability, if approved, of our CAR-T product candidates.

Our pilot manufacturing facility is validated, qualified and fully operational and we intend to transition manufacturing from external CMOs and will develop and manufacture preclinical and clinical materials for clinical trials for all of our CAR-T product candidates, including P-BCMA-ALLO1 and P-MUC1C-ALLO1 at our pilot manufacturing facility. While we will continue to source raw materials from external CMOs, we expect our pilot manufacturing facility to be the sole source supplier of clinical materials for our clinical trials. This sole source reliance increases the risk that we will not have sufficient quantities of our CAR-T product candidates at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, if approved. If we are unable to manufacture sufficient preclinical or clinical materials at our pilot manufacturing facility we may be forced to contract with external CMOs, which we may not be able to do on commercially reasonable terms, if at all. Even if commercially reasonable terms are available, any transition of manufacturing from our pilot manufacturing facility to an external CMO could be time-consuming and require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our CAR-T product candidates may be unique or proprietary and we may have difficulty transferring such skills or technology to another CMO and a feasible alternative may not exist. If we fail to manufacture at our pilot manufacturing facility, or obtain from a CMO, a sufficient supply of clinical materials for our clinical trials in accordance with applicable specifications on a timely basis, our research and development efforts, including clinical trials, the future commercial viability, if approved, of our CAR-T product candidates, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-BCMA-ALLO1, P-CD19CD20-ALLO1 and P-PSMA-ALLO1, we have licensed heavy-chain-only binders under agreements with TeneoBio, Inc. (a subsidiary of Amgen, Inc.), or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (a successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our additional dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

We have, with respect to our collaborations with Roche and Takeda, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, while we expect to collaborate with Takeda on the development of up to six in vivo gene therapy programs, only two such programs have been designated by Takeda and we cannot guarantee that Takeda will elect to pursue development of additional gene therapy programs under the collaboration. Similarly, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs and have granted to Roche an option to acquire licenses under certain of our intellectual property to develop, manufacture and commercialize products for up to three solid tumor targets, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement. In each case, a decision by Roche or Takeda to pursue less than the maximum number of targets or programs available for collaboration under their respective collaboration agreements will limit the potential payments we may receive under such collaboration agreements, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture of product. For example, under the Takeda Collaboration Agreement, we are obligated to perform certain platform development activities at our own cost. In addition, under the Roche Collaboration Agreement, while Roche is obligated to reimburse us for a specified percentage of certain costs incurred in performance of development activities relating to P-BCMA-ALLO1 and P-CD19CD20-ALLO1, we will be responsible for the balance and the amount Roche is obligated to reimburse us is subject to a maximum cap.

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
•
collaborators may not always be cooperative or responsive in providing their services in clinical trials, may fail in their development or commercialization efforts with our product candidate, in which event the development and commercialization of such product candidate could be delayed or terminated;
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

In March 2020, the World Health Organization made the assessment that a novel strain of coronavirus, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19 had become a global pandemic. In March 2020, the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread and ameliorate the impact of the disease, including limiting non-essential gatherings of people and non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions) and have also implemented multi-step policies with the goal of re-opening such states and municipalities. As a result of these actions and in an effort to ensure the safety of employees during the pandemic, a majority of our employees are at least partially currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 continues to have the potential negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

As of December 31, 2022, we had 314 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bristol-Meyers Squibb Company, Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Gracell Biotechnologies Inc., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

As of December 31, 2022, we had $295.0 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2022, we also had aggregate U.S. federal orphan drug credits and research and development, or R&D, credits of approximately $38.6 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things,

(i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these this executive order or similar policy initiatives will be implemented in the future.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through March 3, 2023, the closing price of our common stock has ranged between $1.87 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 3, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties upon whom we rely) to provide our services. If such an event were to occur, or was perceived to have occurred, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. If our third-party service providers experience a security incident or other interruption, we could also experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that we and the third parties upon who we rely maintain, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but may be unable to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business.

We cannot be certain that our data protection efforts and our investment in information technology will prevent a security incident from occurring. If we suffer such an incident, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees and imposes obligations on businesses to provide specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. Other states have enacted data privacy laws. For example, other states, including Colorado, Connecticut, Utah and Virginia, have passed privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

Outside of the United States, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The unstable nature of European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims), breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or substantial changes to our business model or operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 110,000 square feet of manufacturing, office, and laboratory space in San Diego, California, of which 87,000 square feet is under a lease that expires on December 31, 2029 and includes a pilot manufacturing facility adjacent to our office and laboratory space. The remaining 23,000 square feet of office and laboratory space is under a sublease that expires on December 31, 2025. We believe our existing leased space is sufficient to meet our facilities needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 3, 2023, there were approximately 74 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents and short-term investments, primarily bank money market accounts. As of December 31, 2022, we have used all of the net proceeds from our IPO.

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

We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $304.5 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from the California Institute of Regenerative Medicine, or CIRM. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into a collaboration agreement with Roche and received an upfront payment of $110.0 million. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $282.5 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have incurred significant operating losses and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $64.0 million and $125.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $470.9 million.

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

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our CAR-T therapy portfolio consists of allogeneic, or off-the-shelf, product candidates. We are advancing a broad pipeline and have multiple CAR-T product candidates in the clinical phase in both solid tumor and hematological oncology indications. Within gene therapy, we believe our technologies have the potential to create next-generation therapies that can deliver long-term, stable gene expression that does not diminish over time and that may have the capacity to result in single treatment cures.

The following chart summarizes our current product candidate portfolio for cell therapy:

We manufacture these product candidates using our non-viral piggyBac DNA Delivery System. Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses are cryopreserved and stored at treatment centers for future off-the-shelf use. In addition, our allogeneic product candidates use our proprietary Cas-CLOVER site-Specific Gene Editing System to reduce or eliminate alloreactivity, as well as our booster molecule technology for manufacturing scalability.

Our most advanced internal solid tumor programs are:

•
P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. P-MUC1C-ALLO1 is the first program for which clinical product will be sourced from our internal pilot manufacturing facility. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We anticipate a clinical data update on this program at a medical meeting in 2023.
•
P-PSMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We previously evaluated P-PSMA-101, a first generation autologous program, in a Phase 1 trial, however we made the strategic decision to stop further enrollment on that program and using findings from the clinical trial to inform the next generation allogeneic version.

Our most advanced hematological programs, partnered with Roche, are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. While P-BCMA-ALLO1 has been manufactured at a contract manufacturing organization, or CMO, we successfully added the ability to manufacture this product at our internal pilot manufacturing plant. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche will be responsible for a majority of future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We anticipate a clinical data update on this program at a medical meeting in 2023, subject to clearance with Roche.
•
P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies. We anticipate an IND filing and initiation of a Phase 1 clinical trial in mid-2023. P-CD19CD20-ALLO1 was exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial.

The following chart summarizes our current product candidate portfolio in gene therapy:

Our gene therapy product candidates have been developed by utilizing our piggyBac technology together with AAV to overcome the major limitations of traditional AAV gene therapy. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology alone, thus also conferring cost and tolerability benefits. Our next generation programs completely replace AAV with our nanoparticle technology, freeing future product development in gene therapy of AAV limitations.

Our most advanced internal gene therapy program is:

•
P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase Deficiency, or OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We are developing the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.

Our most advanced gene therapy programs partnered with Takeda are:

•
P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. Our P-FVIII-101 program is included in the collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, and Takeda will be responsible for all future development costs. We shared preclinical data from this program at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition being held in New Orleans, Louisiana and online in December 2022.
•
P-PAH-101, which is a liver-directed gene therapy to treat Phenylketonuria (PKU), an inherited genetic disorder caused due to mutations in the PAH (phenylalanine hydroxylase) gene resulting in buildup of phenylalanine in the body. If left untreated, PKU can affect a person’s cognitive development. P-PAH-101 utilizes piggyBac technology combined with a hybrid AAV and nanoparticle delivery system. Our preclinical data has demonstrated the potential to resolve phenylalanine to normal levels following a single treatment in juvenile and adult mice. P-PAH-101 is a partnered program with Takeda, currently in preclinical development.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-MUC1C-ALLO1, and begin to commercialize any approved products. We anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates. To offset some of these increased development costs, the collaborations with Roche and Takeda each include program reimbursements. We anticipate that our general and administrative expenses will increase as we increase our research and development activities, increase headcount, maintain compliance with Nasdaq listing rules and SEC requirements and continue to operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

The manufacturing process for our allogeneic product candidates is nearly identical to the process for our autologous product candidates, except for the gene editing and related steps. We currently source our product candidates from our internal pilot GMP manufacturing facility. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. In the future, we may also build one or more commercial manufacturing facilities for any FDA approved product candidates.

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

Under the Takeda Collaboration Agreement, Takeda made an upfront payment to us of $45.0 million. Takeda is also obligated to provide funding for all collaboration program development costs including our P-FVIII-101 and P-PAH-101 programs; provided that we are obligated to perform certain platform development activities at our own cost. Timelines for P-FVIII-101, P-PAH-101 and other programs subject to the Takeda Collaboration Agreement will be driven by Takeda. Under the Takeda Collaboration Agreement, we are eligible to receive preclinical milestone payments that could potentially exceed $82.5 million in the aggregate if preclinical milestones for all six programs are achieved. We are also eligible to receive future clinical development, regulatory and commercial milestone payments of $435.0 million in the aggregate per target, with a total potential deal value over the course of the collaboration of up to $2.7 billion, if milestones for all six programs are achieved and up to $3.6 billion if the milestones related to the two optional programs are also achieved. We are entitled to receive tiered royalty payments on net sales in the mid-single to low double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of regulatory exclusivity for such product in such country.

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
•
2018 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or the 2018 TeneoBio Agreement, for the development and use of TeneoBio’s human heavy-chain-only antibodies in CAR-T cell therapies. Under the terms of the 2018 TeneoBio Agreement, we have the option to obtain exclusive rights to research, develop and commercialize up to a certain number of targets, including but not limited to the binders used in our P-CD19CD20-ALLO1 and P-PSMA-ALLO1 product candidates.
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
•
Amended and Restated License Agreement with HMGU, or the HMGU License Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLLO1 and our other planned allogeneic programs.

CIRM Grant Funding

In 2017, we were granted an award in the amount of $19.8 million from California Institute of Regenerative Medicine, or CIRM, to support our clinical trial for P-BCMA-101. Through December 31, 2022, we have received all proceeds from this grant. In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, for active programs we recorded proceeds as a liability when received. In the fourth quarter of 2021, we made the decision to wind down clinical development of the P-BCMA-101 program, however given there is no longer any intention to repay the amounts associated with the P-BCMA-101 program, we derecognized the respective liability and recorded such amount in other income during the year ended December 31, 2021.

Components of Our Results of Operations

Revenues

Collaboration Revenue

Collaboration revenue consists of revenue recognized from our collaboration and license agreements with Roche and Takeda and reflects the timing and pattern in which we deliver the contractual deliverables to such partners.

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
•
the cost to develop and maintain manufacturing capabilities at our San Diego facility for manufacturing of cell therapies for use in clinical trials; and
•
facilities, depreciation and other expenses, consisting of direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 trial of P-MUCIC-ALLO1 for the treatment of patients with epithelial derived solid tumor cancers, Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma and anticipated initiation of our Phase 1 trial of P-CD19CD20-ALLO1 for the treatment of patients with B-cell malignancies and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-MUC1C-ALLO1 and P-BCMA-ALLO1, and begin to commercialize any approved products.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenues:
Collaboration revenue	$130,492	$31,238	$99,254
Total revenue	130,492	31,238	99,254
Operating expenses:
Research and development	152,899	136,734	16,165
General and administrative	37,539	35,915	1,624
Total operating expenses	190,438	172,649	17,789
Loss from operations	(59,946)	(141,411)	81,465
Other income (expense):
Interest expense	(6,370)	(3,358)	(3,012)
Other income, net	2,858	19,795	(16,937)
Net loss before income tax	(63,458)	(124,974)	61,516
Income tax expense	(544)	—	(544)
Net loss	$(64,002)	$(124,974)	$60,972

Collaboration Revenue

Collaboration revenue of $130.5 million for the year ended December 31, 2022 represents $121.4 million revenue recognized from the license and research services performed under Roche Collaboration Agreement which became effective in the third quarter of 2022, and $9.1 million revenue recognized from the research services performed under the Takeda Collaboration Agreement that we entered into in the fourth quarter of 2021.

Collaboration revenue of $31.2 million for the year ended December 31, 2021 represents revenue recognized from the Takeda Collaboration Agreement consisting of $30.2 million related to one-time performance obligations delivered upon the inception of the Takeda Collaboration Agreement in the fourth quarter of 2021 and $1.0 million related to the research services we performed for Takeda in the fourth quarter of 2021 pursuant to the terms of the Takeda Collaboration Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
External costs:
Clinical stage programs(1)	$47,012	$47,105	$(93)
Preclinical stage programs and other unallocated expenses	29,642	32,356	(2,714)
Internal costs:
Personnel	61,341	45,720	15,621
Facilities and other	14,904	11,553	3,351
Total research and development expenses	$152,899	$136,734	$16,165

(1)
Clinical stage programs include costs related to P-BCMA-101 and P-PSMA-101 for the year ended December 31, 2021 and costs related to P-BCMA-ALLO1, P-MUCIC-ALLO1, P-BCMA-101, and P-PSMA-101 for the year ended December 31, 2022.

Research and development expenses were $152.9 million for the year ended December 31, 2022, compared to $136.7 million for the year ended December 31, 2021. The increase in research and development expenses of $16.2 million was primarily related to increases in the following: $15.6 million of personnel expenses, including a $1.5 million increase in stock-based compensation expense, as driven by the increased headcount, $3.4 million of internal costs related to facilities and other expenses primarily due to a sublease agreement commenced in 2022 supporting research and administrative activities, offset by a $2.7 million decrease in preclinical stage programs and other unallocated expenses.

General and Administrative Expenses

General and administrative expenses were $37.5 million for the year ended December 31, 2022, compared to $35.9 million for the year ended December 31, 2021. The increase in general and administrative expenses of $1.6 million was primarily related to an increase of $1.3 million of personnel expenses, including a $0.7 million increase in stock-based compensation expense, as driven by the increased headcount, an increase of $0.7 million of professional fees, offset by a decrease of $0.5 million in insurance costs.

Interest Expense

Interest expense was $6.4 million for the year ended December 31, 2022, compared to $3.4 million for the year ended December 31, 2021 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $3.0 million was primarily due to an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income was $2.9 million for the year ended December 31, 2022, compared to $19.8 million for the year ended December 31, 2021. This decrease in other income of $16.9 million was primarily due to write off of deferred CIRM grant liability of $19.8 million during the year ended December 31, 2021 related to an amount of grant awards that we no longer intend to repay as a result of our decision to wind down the P-BCMA-101 program.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses. Our net losses were $64.0 million and $125.0 million for the years ended December 31, 2022 and 2021, respectively, and negative cash flows from operations of $26.8 million and $102.5 million, respectively. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2022, we had an accumulated deficit of $470.9 million.

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

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $304.5 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into a collaboration agreement with Roche and received an upfront payment of $110.0 million.

We expect that our cash, cash equivalents and short-term investments as of December 31, 2022 of $282.5 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. In the long term we will need additional financing to support our continuing operations and pursue our growth strategy.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-MUC1C-ALLO1 or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic, as well as recent or anticipated changes in interest rates and economic inflation, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. As of December 31, 2022, the interest rate applicable to our Term Loans borrowing was 11.97%.

In connection with the repayment of the balance outstanding under the Amended Loan Agreement, we incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Amended Loan Agreement loans, or (iii) the prepayment of any Amended Loan Agreement loans. We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.0% if the term loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

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

In October 2021, we entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025.

As of December 31, 2022, we had operating leases of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, of which 87,000 square feet is under a lease that expires on December 31, 2029, and includes a pilot manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments	$39,973	$6,033	$17,681	$10,678	$5,581
Debt obligations	91,829	7,283	68,968	15,578	—
Total	$131,802	$13,316	$86,649	$26,256	$5,581

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

We have also entered into a several in-license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. We have not included future payments under this agreement in the table above since the payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—In-License Agreements” above.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(26,772)	$(102,543)
Cash (used in) provided by investing activities	(203,334)	222,384
Cash provided by financing activities	105,159	2,518
Net (decrease) increase in cash and cash equivalents	$(124,947)	$122,359

During the year ended December 31, 2022, operating activities used $26.8 million of cash, primarily resulting from our net loss of $64.0 million, offset by non-cash items of $23.5 million, and net cash provided by changes in our operating assets and liabilities of $13.7 million. Non-cash charges consisted primarily of $18.9 million in stock-based compensation, $5.2 million in depreciation expense, $0.8 million of accretion of discount on issued term debt, offset by $1.8 million of accretion of discounts on investments. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $27.3 million increase in deferred revenue associated with the upfront payment received pursuant to the Roche Collaboration Agreement, a $4.6 million decrease in operating lease right-of-use assets, a $1.4 million increase in accrued liabilities, a $0.6 million decrease in other long-term assets, and a $0.5 million decrease in prepaid expenses and other current assets, offset in part by a $9.1 million increase in accounts receivable, a $6.7 million decrease in accounts payable, and a $4.9 million decrease in operating lease liabilities.

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

Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $203.3 million, consisting of $294.4 million in purchase of short-term investment, and $3.9 million in purchases of property and equipment, partially offset by $95.0 million in proceeds from maturities of short-term investments.

During the year ended December 31, 2021, net cash provided by investing activities was $222.4 million, consisting of $225.0 million in proceeds from maturities of short-term investments, partially offset by $2.6 million in purchases of property and equipment.

The timing of purchase and sales of our short-term investments is driven by our available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $105.2 million, consisting of $75.3 million of net proceeds from our public offering of common stock, $28.6 million of proceeds from the 2022 Loan Agreement, net of debt issuance cost and repayment of the Amended Loan Agreement, and $1.3 million of proceeds from purchases under our ESPP and exercises of stock options.

During the year ended December 31, 2021, net cash provided by financing activities was $2.5 million, consisting of proceeds from the exercises of stock options and purchases under our ESPP.

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

As of December 31, 2022, the unrecognized stock-based compensation expense related to employee stock options was $30.8 million and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years. The intrinsic value of all outstanding stock options as of December 31, 2022 was approximately $7.7 million, of which approximately $2.4 million related to vested options and approximately $5.3 million related to unvested options.

JOBS Act

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The JOBS Act also allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $282.5 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of December 31, 2022, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is currently scheduled to be phased out on June 30, 2023. Our 2022 Loan Agreement includes provision addressing replacement of LIBOR with an alternate benchmark rate, which may includes SOFR, when LIBOR is phased out, however a new standard has not yet been established. The consequences of a change in benchmark rate cannot be entirely predicted, but could result in higher interest rates on the principal amount outstanding under our 2022 Loan Agreement.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Proposal 1: Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poseida Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poseida Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter is also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 9, 2023

We have served as the Company’s auditor since 2015.

Poseida Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$81,378	$206,325
Short-term investments	201,115	—
Accounts receivable	9,088	—
Prepaid expenses and other current assets	6,982	7,548
Total current assets	298,563	213,873
Property and equipment, net	21,586	22,050
Operating lease right-of-use assets	25,085	26,177
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,055	1,661
Total assets	$351,837	$269,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,228	$8,961
Accrued expenses and other liabilities	26,068	23,540
Operating lease liabilities, current	5,866	6,337
Deferred revenue, current	19,723	4,497
Total current liabilities	53,885	43,335
Term debt	58,250	29,357
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, non-current	21,333	9,265
Deferred tax liability	55	55
Operating lease liabilities, non-current	24,636	25,504
Other long-term liabilities	2,091	1,590
Total liabilities	164,242	113,098
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at December 31, 2022 and December 31, 2021; 85,964,161 and 62,523,596 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	9	6
Additional paid-in capital	658,596	563,064
Accumulated other comprehensive loss	(149)	—
Accumulated deficit	(470,861)	(406,859)
Total stockholders’ equity	187,595	156,211
Total liabilities and stockholders’ equity	$351,837	$269,309

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Collaboration revenue	$130,492	$31,238
Total revenue	130,492	31,238
Operating expenses:
Research and development	152,899	136,734
General and administrative	37,539	35,915
Total operating expenses	190,438	172,649
Loss from operations	(59,946)	(141,411)
Other income (expense):
Interest expense	(6,370)	(3,358)
Other income, net	2,858	19,795
Net loss before income tax	(63,458)	(124,974)
Income tax expense	(544)	—
Net loss	$(64,002)	$(124,974)

Other comprehensive expense:
Unrealized loss on short-term investments	(149)	(5)
Comprehensive loss	$(64,151)	$(124,979)

Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(2.01)
Weighted-average number of shares outstanding, basic and diluted	71,953,703	62,235,940

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	61,860,897	$6	$543,842	$5	$(281,885)	$261,968
Issuance of common stock under employee stock compensation plans	662,699	—	2,518	—	—	2,518
Stock-based compensation expense	—	—	16,704	—	—	16,704
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(124,974)	(124,974)
Balance at December 31, 2021	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	440,565	—	1,310	—	—	1,310
Issuance of common stock from public offering, net of issuance costs of $5,223	23,000,000	3	75,296	—	—	75,299
Stock-based compensation expense	—	—	18,926	—	—	18,926
Unrealized loss on available-for-sale securities	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(64,002)	(64,002)
Balance at December 31, 2022	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(64,002)	$(124,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,172	4,552
Stock-based compensation	18,926	16,704
Write off of deferred CIRM grant liability	—	(19,763)
Accretion of discount on issued term debt	844	639
Amortization (accretion) on investment securities, net	(1,775)	133
Loss (gain) on disposal of property and equipment	348	(2)
Changes in operating assets and liabilities:
Accounts receivable	(9,088)	—
Prepaid expenses and other current assets	499	(2,656)
Operating lease right-of-use assets	4,605	3,580
Other long-term assets	605	1,957
Accounts payable	(6,748)	7,842
Accrued liabilities	1,399	(1,204)
Operating lease liabilities	(4,852)	(3,113)
Deferred revenue	27,295	13,762
Net cash used in operating activities	(26,772)	(102,543)
Investing Activities:
Purchases of property and equipment	(3,924)	(2,634)
Proceeds from disposal of property and equipment	12	18
Purchases of short-term investments	(294,422)	—
Proceeds from maturities of short-term investments	95,000	225,000
Net cash (used in) provided by investing activities	(203,334)	222,384
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	1,310	2,518
Proceeds from public offering of common stock, net of issuance costs	75,299	—
Proceeds from term debt	30,000	—
Payment of debt issuance costs	(1,450)	—
Net cash provided by financing activities	105,159	2,518
Net (decrease) increase in cash and cash equivalents	(124,947)	122,359
Cash and cash equivalents at beginning of period	206,325	83,966
Cash and cash equivalents at end of period	$81,378	$206,325

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,144	$647
Right-of-use assets obtained in exchange for operating lease liabilities	4,425	4,771

Supplemental disclosure of cash flow information:
Interest paid	$5,138	$2,719

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity financings. For the years ended December 31, 2022 and 2021, the Company has incurred net losses of $64.0 million and $125.0 million respectively, and negative cash flows from operations for these same periods of $26.8 million and $102.5 million, respectively. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2022 the Company had an accumulated deficit of $470.9 million.

The Company expects that its cash, cash equivalents and short-term investments as of December 31, 2022 of $282.5 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. In the long term the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, which include, but are not limited to, estimates related to revenue, accrued expenses, stock-based compensation expense, deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Concentration of Business Risk

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services. The Company’s revenue has been derived from collaboration and license agreements with two customers.

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

Goodwill and Other Intangible Assets

Intangible assets were acquired as part of a business combination and have been capitalized at their acquisition date fair value. Indefinite-lived in process research and development (“IPR&D”) is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and it determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge would be recognized for the difference between the fair value and the carrying amount. There was no impairment of IPR&D for the years ended December 31, 2022 and 2021.

The Company additionally tests its goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset or asset group over the estimated asset’s fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse results from developmental work, adverse changes in applicable laws or regulations and a variety of other circumstances. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2022 and 2021.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized. The Company determines standalone selling price based on its overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer. The Company determines the transaction price based on the consideration to which it expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. The Company’s collaboration and license agreements contain no consideration payable to our customer or a significant financing component.

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

ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in ASC 606 as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company estimates the standalone selling price of each performance obligation. When standalone selling prices for the Company’s products or services are not directly observable, the Company determines the standalone selling prices using relevant information available and applies suitable estimation methods considering market conditions and entity-specific factors including, but not limited to, features and functionality of the underlying intellectual property licenses and the economic potential associated with ongoing research activities. Key assumptions to determine the standalone selling price may also include development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

Product sales-based royalties under licensed intellectual property are accounted for under the royalty exception. The Company recognizes revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

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

Disaggregation of Revenue

The Company operates in one reportable business segment and has two customers.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of December 31, 2022 and 2021, the Company recorded no allowance for credit losses.

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

Stock-Based Compensation

Stock-based compensation related to stock options and restricted stock units (“RSUs”) granted to the Company’s employees and consultants and the 2020 Employee Stock Purchase Plan (“ESPP”) awards is measured at the grant date based on the fair value of the award. The fair value is recognized as stock-based compensation expense in the consolidated financial statements over the requisite service period, which is generally the vesting period of the respective awards. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is typically two to four years. The Company recognizes the fair value of stock options and RSUs granted to non-employees as stock-based compensation expense over the period in which the related services are received. Stock-based compensation expense related to stock options granted to non-employees is recognized based on the grant date fair value of awards as the stock options are earned. The Company believes that the estimated fair value of stock options is more readily measurable than the fair value of the services rendered. All option grants require continued service to continue vesting. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. The Company accounts for the forfeitures in the period in which they occur.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive losses have been reflected in the consolidated statements of operations and comprehensive loss.

Net Loss Per Share

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. This ASU, along with subsequent amendments, improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2016-13 may have on its financial position and results of operations upon adoption but does not expect the adoption will have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Composition of Certain Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of (in thousands):

	December 31,
	2022	2021
Contract research services	$2,465	$2,739
Prepaid insurance	1,507	2,355
Prepaid rent	492	354
Other	2,518	2,100
Total prepaid expenses and other current assets	$6,982	$7,548

Property and equipment, net

Property and equipment, net consist of the following as of (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$18,551	$14,192
Leasehold improvements	14,006	13,910
Computer equipment and software	1,504	2,137
Furniture and fixtures	1,001	948
Total property and equipment	35,062	31,187
Less: Accumulated depreciation and amortization	(13,476)	(9,137)
Total property and equipment, net	$21,586	$22,050

Depreciation expense associated with property and equipment was $5.2 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively.

Goodwill and other intangible assets, net

Goodwill and other intangible assets, net consist of the following as of (in thousands):

	December 31,
	2022	2021
Goodwill	$4,228	$4,228
Indefinite lived intangible assets:
IPR&D	$1,320	$1,320
Total intangible assets, net	$1,320	$1,320

There were no impairments of goodwill and other intangible assets for the years ended December 31, 2022 and 2021.

Accrued and other liabilities

Accrued and other liabilities consisted of the following as of (in thousands):

	December 31,
	2022	2021
Contract research services	$10,908	$12,292
Payroll and related expense	11,271	8,760
Other	3,889	2,488
Total accrued expenses and other liabilities	$26,068	$23,540

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities at December 31, 2022 and 2021 (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2022:
Money market fund	$57,799	$—	$—	$57,799
U.S. government agency securities and treasuries	206,520	13	(162)	206,371
Total	$264,319	$13	$(162)	$264,170

At December 31, 2021:
Money market fund	$176,102	$—	$—	$176,102
Total	$176,102	$—	$—	$176,102

No available-for-sale debt securities held as of December 31, 2022 and 2021 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2022, the Company did not have any securities in material unrealized loss positions.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Level 1	Level 2	Level 3
At December 31, 2022:
Assets
Money market funds and U.S. government agency treasuries(1)	$63,055	$—	$—
Short-term investments	201,115	—	—
Total	$264,170	$—	$—

At December 31, 2021:
Assets:
Money market funds(1)	$176,102	$—	$—
Short-term investments	—	—	—
Total	$176,102	$—	$—

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

Revenue Recognition

At contract inception, the Company has identified six performance obligations under the Roche Collaboration Agreement: (i) licenses associated with the Tier 1 Programs, (ii) research and development efforts for the Tier 1 Programs, (iii) clinical drug supply for the Tier 1 Programs, (iv) manufacturing process development program for the Tier 1 Programs, (v) research and development efforts for the Tier 2 Programs, and (vi) research and development efforts for the Collaboration Programs. The Company concluded that Roche’s options within the Roche Collaboration Agreement do not represent material rights and are not considered performance obligations as they do not contain a significant and incremental discount. The licenses associated with the Tier 1 Programs, they were delivered at the beginning of the agreement term and deemed capable of being distinct as the Company concluded that Roche has the knowledge and capabilities to continue development work and fully utilize the licenses without the Company’s involvement.

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of December 31, 2022, all other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

The Company recognizes revenue from platform technology enhancement services, which are delivered over time, based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of December 31, 2022, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

There are no contract assets as of December 31, 2022 or 2021 related to the Roche Collaboration Agreement or Takeda Collaboration Agreement. A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Total
Balance as of December 31, 2020	$—	$—	$—
Amounts received/invoiced	—	45,000	45,000
Revenue recognized	—	(31,238)	(31,238)
Balance as of December 31, 2021	$—	$13,762	$13,762
Amounts received/invoiced	153,169	4,617	157,786
Revenue recognized	(121,420)	(9,072)	(130,492)
Balance as of December 31, 2022	$31,749	$9,307	$41,056

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

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The Company received the full amount of the award based on achievement of specific developmental milestones. The amount of the award is presented as a deferred CIRM grant liability in the consolidated balance sheets.

Note 8. Term Debt

In 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”), which was subsequently amended (“Amended Loan Agreement”), pursuant to which the Company borrowed $20.0 million under a Term A loan and $10.0 million under a Term B loan.

In February 2022, the Company entered into a new Loan and Security Agreement (“2022 Loan Agreement”) with Oxford. Pursuant to the terms of the 2022 Loan Agreement, the Company borrowed $60.0 million in term loans (the “Term Loans”), of which $31.6 million was used to repay the balance outstanding under the Amended Loan Agreement, including $0.2 million of accrued interest. Under the 2022 Loan Agreement the interest-only period was through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). In connection with the repayment of the balance outstanding under the Amended Loan Agreement, the Company incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Amended Loan Agreement loans, or (iii) the prepayment of any Amended Loan Agreement loans.

The Company accounted for this amendment as debt modification in accordance with ASC Topic 470, Debt because the modification was not considered substantial.

The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of December 31, 2022 was 11.97% per annum. The 2022 Loan Agreement includes a provision addressing replacement of LIBOR with an alternate benchmark rate, which may include the Secured Overnight Financing Rate, when LIBOR is phased out. LIBOR is scheduled to be phased out in June 2023. Consistent with the Amended Loan Agreement, the Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of December 31, 2022, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.6 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 13.45%. As of December 31, 2022, the balance of the unamortized debt discount was $1.8 million. The balance of the accrued final payment fee was $2.1 million as of December 31, 2022 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of December 31, 2022, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

Sale of Common Stock

In August 2022, the Company completed the sale of an aggregate of 23,000,000 shares of its common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to the Company from the offering was $75.3 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Since the Company’s inception, there have been no dividends declared.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2022:

Stock options issued and outstanding	11,861,881
Restricted stock units issued and outstanding	2,614,402
Authorized for future options and award grants	4,188,473
Authorized for future issuance under Employee Stock Purchase Plan	1,450,822
Total	20,115,578

Note 10. Stock-Based Compensation

Equity Incentive Plan

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

As of December 31, 2022, there were 2,927,388 shares available to be granted under the 2020 Plan. Through December 31, 2022, the Company has exclusively granted stock options and restricted stock units under the 2020 Plan. Shares issued under the 2020 Plan are newly issued shares and the Company has no intention to repurchase previously issued shares. The exercise price of stock options granted under the 2020 Plan cannot be less than 100% of the fair value of the common stock on the grant date. The term and vesting period of each option shall be stated in the underlying agreements. However, the term shall be no more than ten years from the date of grant. The stock options generally vest over a four-year period. If stock options are granted to an optionee who, at the grant date, owns the Company common stock representing more than ten percent of the voting power of all classes of stock of the Company, then the term of the stock option shall be five years from the date of grant and the stock option exercise price is equal to 110% of the fair value at the date of grant.

In February 2022, the Company’s board of directors approved and adopted the 2022 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards to individuals not previously employees or non-employee directors of the Company, as an inducement toward entering into employment with the Company. The maximum number of shares of common stock that may be issued under the Inducement Plan is 2,000,000 shares. As of December 31, 2022, there were 1,261,085 shares available to be granted under the Inducement Plan.

Stock Options

The following is a summary of the Company’s stock option plan activity and related information for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (thousands)
Balance at January 1, 2022	9,899,707	$9.57	8.57
Granted	4,101,635	3.68
Exercised	(111,911)	1.72
Forfeited/Cancelled	(2,027,550)	9.52
Balance at December 31, 2022	11,861,881	$7.61	8.21	$7,730
Options vested and expected to vest as of December 31, 2022	11,861,881	$7.61	8.21	$7,730
Options vested and exercisable as of December 31, 2022	5,006,884	$8.88	7.57	$2,400

The weighted-average grant date fair value of options granted for the years ended December 31, 2022 and 2021 was $2.64 and $6.12, respectively. The aggregate intrinsic value of options exercised was $0.2 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively, determined as of the date of exercise. The Company received $0.2 million and $2.0 million in cash from options exercised for the years ended December 31, 2022 and 2021, respectively. The total fair value of options vested was $22.1 million and $16.7 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total unrecognized compensation cost related to stock options was $30.8 million, and the weighted-average period over which this cost is expected to be recognized is approximately 2.5 years.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The weighted-average assumptions used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.16%	0.78%
Expected volatility	84.94%	82.51%
Expected term (years)	5.97	5.98
Dividend yield	—	—

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

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the years ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	—	$—
Granted	2,874,165	3.68
Vested	—	—
Forfeited/Cancelled	(259,763)	3.63
Balance at December 31, 2022	2,614,402	$3.69

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs vest over four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of December 31, 2022, total unrecognized compensation cost related to RSUs was $7.7 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.1 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the IPO. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the year ended December 31, 2022, a total of 328,654 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $1.1 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The weighted average assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the twelve months ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.39%	0.05%
Expected volatility	93.68%	79.99%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense in the following expense categories of the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$9,566	$8,090
General and administrative	9,360	8,614
Total stock-based compensation expense	$18,926	$16,704

Note 11. Commitments and Contingencies

Operating Leases

In October 2018, the Company entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029. In October 2019, the Company entered into a lease amendment to expand the existing premises. The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029. Both the original lease and amendment provides for rent abatements and scheduled increases in base rent. In connection with the lease and its amendment, the Company made cash security deposits in the amount of $0.3 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

In July 2019, the Company entered into a lease agreement for a facility in San Diego, California that was retrofitted to Good Manufacturing Practice standards and is used for manufacturing in its early-stage clinical trials. The lease term commenced on June 26, 2020 and will expire on December 31, 2029. The lease provides for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

As of December 31, 2022, the Company had operating leases of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, of which 87,000 square feet is under a lease that expires on December 31, 2029, and includes a pilot manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025. During the year ended December 31, 2022, the Company recorded an ROU asset of $4.4 million and a corresponding lease liability related to a sublease of a laboratory and office space facility, which commenced during the period.

During the years ended December 31, 2022 and 2021, the Company recognized $7.0 million and $6.3 million, respectively, of operating lease expense, including $0.6 million impairment of an ROU asset during the year ended December 31, 2022. During the year ended December 31, 2022, the Company paid $7.9 million in cash payments for its operating leases. As of December 31, 2022, the weighted average remaining lease term for operating leases was 6.5 years and the weighted-average discount rate for operating leases was 8.92%.

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2023	$6,096
2024	6,188
2025	6,374
2026	5,107
2027	5,260
Thereafter	10,999
Total future lease payments	40,024
Imputed interest	(9,522)
Total lease liability balance	30,502
Less current portion of lease liability	5,866
Lease liability, net of current portion	$24,636

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

April 2017 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.)

In April 2017, the Company entered into a commercial license agreement (the “2017 TeneoBio Agreement”) with TeneoBio, Inc. (“TeneoBio”) pursuant to which the Company obtained exclusive worldwide rights to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy chain sequences provided by TeneoBio for treatment of human disease.

August 2018 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.)

In August 2018, the Company entered into a commercial license agreement (the “2018 TeneoBio Agreement”) with TeneoBio pursuant to which the Company obtained exclusive rights to research, develop and commercialize up to a certain number of targets from TeneoBio, for the development and use of TeneoBio's human heavy-chain-only antibodies in CAR-T cell therapies.

October 2019 License Agreement with Xyone Therapeutics, Inc (a successor-in-interest to Genus Oncology, LLC)

In October 2019, the Company entered into a license agreement (the “Xyone Agreement”) with Xyone, pursuant to which the Company obtained an exclusive worldwide license under certain patents and a non-exclusive worldwide license under certain know-how controlled by Xyone to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1, or a Xyone licensed product, and a non-exclusive worldwide license under certain patents and know-how controlled by Xyone to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions.

Legal Contingencies

In the ordinary course of business, the Company may face claims brought by third parties against the Company. The Company does not believe that there is any litigation, asserted or unasserted claim pending that could, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Note 12. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. Domestic	$(63,458)	$(124,974)
Net loss before income tax	$(63,458)	$(124,974)

The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$456	$—
State	88	—
Total current provision	544	—
Deferred:
Federal	—	—
State	—	—
Total deferred provision	—	—
Total provision	$544	$—

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Although the U.S. Congress is considering legislation that would defer or eliminate the capitalization and amortization requirement to later years, the Company has no assurance that the provision will be repealed or otherwise modified. As a result, the Company recorded income tax expense of $0.5 million for the year ended December 31, 2022.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2022	2021
Federal statutory rate	$(13,326)	$(26,245)
Adjustments for tax effects of:
Tax credits	(9,026)	(22,448)
State taxes, net	(2,842)	(7,575)
Unrecognized tax benefits	2,209	3,431
Stock-based compensation	3,106	2,308
Other, net	171	(139)
Change in valuation allowance	20,252	50,668
Total	$544	$—

Significant components of the Company’s deferred tax assets and liabilities consist of the following as of (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$89,300	$98,815
Income tax credit carryforwards	38,674	33,524
R&D capitalization	23,370	—
Lease liabilities	8,468	8,885
Deferred revenue	2,584	2,280
Accrued expenses	2,910	2,233
Amortization	1,252	1,406
Grant income	1,108	1,114
Other, net	3,612	2,430
Total deferred tax assets	171,278	150,687
Deferred tax liabilities:
Right of use assets	(6,965)	(7,305)
Depreciation	(1,948)	(1,308)
Acquired indefinite lived intangibles	(366)	(368)
Total deferred tax liabilities	(9,279)	(8,981)
Valuation allowance	(162,054)	(141,761)
Net deferred tax liability	$(55)	$(55)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. A valuation allowance of $162.1 million has been recorded as of December 31, 2022, as compared to $141.8 million as of December 31, 2021. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not realize its net deferred tax asset in the foreseeable future.

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

As of December 31, 2022, the Company had state net operating loss carryforwards of $388.6 million, which begin to expire in 2035 and the Company had federal net operating loss carryforwards that do not expire but utilization is limited to 80% of taxable income for any given tax year in the amount of $295.0 million.

As of December 31, 2022, the Company had federal orphan drug credits and research and development credits and state research and development tax credits of $38.6 million and $14.2 million, respectively. The federal research and development tax credits will begin to expire in 2037, while the state credits do not expire.

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

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2022, the Company’s tax years beginning 2012 to date are subject to examination by federal and other state taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company is not currently under examination by the IRS or state and local tax authorities.

As of December 31, 2022, the Company had unrecognized tax benefits of $11.8 million, determined as follows:

	December 31,
	2022	2021
Balance at beginning of year	$9,494	$5,457
Increase for current year positions	2,403	4,105
Decrease for prior year positions	(92)	(68)
Balance at the end of year	$11,805	$9,494

These unrecognized tax benefits are not expected to change within the next twelve months. Of the $11.8 million of unrecognized tax benefits, zero would impact the effective tax rate due to the valuation allowance, if reversed. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022, there are no accrued interest or penalties.

Note 13. Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Total contributions by the Company during the years ended December 31, 2022 and 2021 were $1.5 million and $0.9 million, respectively.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Outstanding Stock options and RSUs	14,476,283	9,899,707
Warrants to purchase common stock	121,122	121,122
ESPP shares	45,285	5,310
	14,642,690	10,026,139

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description

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

10.7+	Forms of Non-U.S. Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan.

10.8+	Forms of Non-U.S. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan.

10.9+^	Transition and Consulting Agreement, by and between the Registrant and Eric Ostertag, dated February 1, 2023.

10.10+^

Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Gergen, dated February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.11+

Amended and Restated Participation Agreement, by and between the Registrant and Mark Gergen, dated February 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on February 1, 2022).

10.12+^

Offer Letter, by and between the Registrant and Johanna Mylet, dated June 8, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239321), filed with the SEC on June 19, 2020).

10.13+^	Offer Letter, by and between the Registrant and Harry Leonhardt, dated July 1, 2020.

10.14+^	Offer Letter, by and between the Registrant and Brent Warner, dated January 6, 2022.

10.15+

Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on August 11, 2022).

10.16+

Poseida Therapeutics, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-262869), filed with the SEC on February 18, 2022).

10.17+

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

10.22*

Collaboration and License Agreement, by and between the Registrant and Takeda Pharmaceuticals USA, Inc., effective October 11, 2021 (incorporated by reference to Exhibit 10.22 to the Registrants's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 10, 2022).

10.23^

Loan and Security Agreement, by and among the Registrant, Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated February 22, 2022 (incorporated by reference to Exhibit 10.23 to the Registrants's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 10, 2022).

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

10.28*

Collaboration and License Agreement, dated July 30, 2022, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-393376), filed with the SEC on November 10, 2022.

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

POSEIDA THERAPEUTICS, INC.

Date: March 9, 2023	By:	/s/ Mark J. Gergen
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

Name	Title	Date

/s/ Mark J. Gergen	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Mark J. Gergen, J.D.

/s/ Johanna M. Mylet	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Johanna M. Mylet, C.P.A.

/s/ Charles M. Baum	Director	March 9, 2023
Charles M. Baum, M.D., Ph.D.

/s/ Cynthia Collins	Director	March 9, 2023
Cynthia Collins, M.B.A.

/s/ Luke Corning	Director	March 9, 2023
Luke Corning

/s/ Marcea B. Lloyd	Director	March 9, 2023
Marcea B. Lloyd, J.D.

/s/ John P. Schmid	Director	March 9, 2023
John P. Schmid, M.B.A.