Form 10-Q
period 2023-03-31
Poseida Therapeutics, Inc.
filed 2023-05-09
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 86,775,546 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the impact of the COVID-19 pandemic on our business and operations, anticipated timelines, our industry and the economy;
•
acts of terrorism, war and global conflicts, such as the Russia and Ukraine conflict, and the potential impact they may have on supply chains, the availability, and prices, of commodities, inflationary pressure and the overall U.S. and global financial markets;
•
current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$40,144	$81,378
Short-term investments	207,057	201,115
Accounts receivable	8,437	9,088
Prepaid expenses and other current assets	5,058	6,982
Total current assets	260,696	298,563
Property and equipment, net	22,114	21,586
Operating lease right-of-use assets	24,208	25,085
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,055	1,055
Total assets	$313,621	$351,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,200	$2,228
Accrued expenses and other liabilities	19,580	26,068
Operating lease liabilities, current	5,820	5,866
Deferred revenue, current	20,090	19,723
Total current liabilities	48,690	53,885
Term debt	58,322	58,250
Operating lease liabilities, non-current	23,746	24,636
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, noncurrent	19,061	21,333
Other long-term liabilities	2,245	2,146
Total liabilities	156,056	164,242
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at March 31, 2023 and December 31, 2022; 86,758,887 and 85,964,161 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	667,262	658,596
Accumulated other comprehensive income (loss)	2	(149)
Accumulated deficit	(509,708)	(470,861)
Total stockholders’ equity	157,565	187,595
Total liabilities and stockholders’ equity	$313,621	$351,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Collaboration revenue	$10,343	$1,435
Total revenue	10,343	1,435
Expenses
Research and development	38,052	48,850
General and administrative	11,807	9,546
Total operating expenses	49,859	58,396
Loss from operations	(39,516)	(56,961)
Other income (expense)
Interest expense	(2,028)	(1,077)
Other income (expense), net	2,697	(19)
Net loss	$(38,847)	$(58,057)

Other comprehensive expense:
Unrealized gain on short-term investments	151	—
Comprehensive loss	$(38,696)	$(58,057)

Net loss per share, basic and diluted	$(0.45)	$(0.93)
Weighted-average number of shares outstanding, basic and diluted	86,265,223	62,555,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans	675,726	—	258	—	—	258
Issuance of common stock through ATM offering, net of issuance cost	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale investments	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(38,847)	$(58,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,324	1,207
Non-cash loss on contract termination	—	8,067
Stock-based compensation	7,480	4,867
Accretion of discount on issued term debt	172	173
Accretion on investment securities, net	(2,138)	—
Changes in operating assets and liabilities:
Accounts receivable	650	—
Prepaid expenses and other current assets	1,902	(667)
Operating lease right-of-use assets	877	1,032
Other long-term assets	—	616
Accounts payable	966	(5,391)
Accrued expenses and other liabilities	(7,551)	(703)
Operating lease liabilities	(935)	(1,033)
Deferred revenue	(1,905)	(1,435)
Net cash used in operating activities	(38,005)	(51,324)
Investing Activities:
Purchases of property and equipment	(784)	(743)
Purchases of short-term investments	(53,631)	—
Proceeds from maturities of short-term investments	50,000	—
Net cash used in investing activities	(4,415)	(743)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	752	681
Payment of taxes related to net share settlement of equity awards	(494)	—
Proceeds from issuance of common stock through ATM offering, net of issuance costs	928	—
Payment of debt issuance costs	—	(1,450)
Proceeds from term debt	—	30,000
Net cash provided by financing activities	1,186	29,231
Net decrease in cash and cash equivalents	(41,234)	(22,836)
Cash and cash equivalents at beginning of period	81,378	206,325
Cash and cash equivalents at end of period	$40,144	$183,489

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,069	$516

Supplemental disclosure of cash flow information:
Interest paid	$1,829	$718

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the three months ended March 31, 2023, the Company incurred a net loss of $38.8 million and negative cash flows from operations of $38.0 million. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2023, the Company had an accumulated deficit of $509.7 million.

The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2023 of $247.2 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 from which the Company derived its condensed consolidated balance sheet as of December 31, 2022.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a significant concentration of credit risk, consist primarily of cash and cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

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

The Company applies Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”) to account for its contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. The Company analyzes the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. The Company evaluates its contracts with customers for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions with customers recorded in the Company’s consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of March 31, 2023 and December 31, 2022, the Company recorded no allowance for credit losses.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. This ASU, along with subsequent amendments, improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and could be adopted no later than December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting the new accounting guidance on the Company’s condensed consolidated financial statements.

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$20,052	$18,551
Leasehold improvements	14,103	14,006
Computer equipment and software	1,518	1,504
Furniture, fixtures and other	1,225	1,001
Total property and equipment	36,898	35,062
Less: Accumulated depreciation and amortization	(14,784)	(13,476)
Total property and equipment, net	$22,114	$21,586

Depreciation and amortization expense associated with property and equipment was $1.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract research services	$9,497	$10,908
Payroll and related expense	5,101	11,271
Other	4,982	3,889
Total accrued expenses and other liabilities	$19,580	$26,068

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023:
Money market fund	$24,862	$—	$—	$24,862
U.S. government agency securities and treasuries	207,168	176	(174)	207,170
Total	$232,030	$176	$(174)	$232,032

December 31, 2022:
Money market fund	$57,799	$—	$—	$57,799
U.S. government agency securities and treasuries	206,520	13	(162)	206,371
Total	$264,319	$13	$(162)	$264,170

No available-for-sale debt securities held as of March 31, 2023 and December 31, 2022 had remaining maturities greater than one year. At March 31, 2023, the Company did not have any securities in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. The Company did not invest in short-term investments during the three months ended March 31, 2022, therefore, the Company did not record an allowance for, or recognize, any expected credit losses. During the three months ended March 31, 2023, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
March 31, 2023:
Assets:
Money market funds and U.S. government agency treasuries(1)	$24,975	$—	$—
U.S. government agency securities and treasuries	207,057	—	—
Total	$232,032	$—	$—

December 31, 2022:
Assets:
Money market funds and U.S. government agency treasuries(1)	$63,055	$—	$—
U.S. government agency securities and treasuries	201,115	—	—
Total	$264,170	$—	$—

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

Revenue Recognition

At contract inception, the Company has identified six performance obligations under the Roche Collaboration Agreement: (i) licenses associated with the Tier 1 Programs, (ii) research and development efforts for the Tier 1 Programs, (iii) clinical drug supply for the Tier 1 Programs, (iv) manufacturing process development program for the Tier 1 Programs, (v) research and development efforts for the Tier 2 Programs, and (vi) research and development efforts for the Collaboration Programs. The Company concluded that Roche’s options within the Roche Collaboration Agreement do not represent material rights and are not considered performance obligations as they do not contain a significant and incremental discount. The licenses associated with the Tier 1 Programs were delivered at the beginning of the agreement term and deemed capable of being distinct as the Company concluded that Roche has the knowledge and capabilities to continue development work and fully utilize the licenses without the Company’s involvement.

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of March 31, 2023, all other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

The performance obligation associated with the licenses for the Tier 1 Programs was satisfied as of the effective date of the Roche Collaboration Agreement. All other performance obligations will be recognized on a proportional basis as the underlying services are provided based on actual costs incurred as a percentage of total estimated costs. The Company determined that the cost-based input method most faithfully depicts the pattern in which these performance obligations are satisfied. Any cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. This approach requires the Company to use significant judgment and make estimates of future expenditures. If the Company’s estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that it recognizes in the current and future periods.

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

The Company recognizes revenue from platform technology enhancement services, which are delivered over time, based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of March 31, 2023, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

There are no contract assets as of March 31, 2023 or December 31, 2022 related to the Roche Collaboration Agreement or Takeda Collaboration Agreement. A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Total
Balance as of December 31, 2021	$—	$13,762	$13,762
Amounts received/invoiced	153,169	4,617	157,786
Revenue recognized	(121,420)	(9,072)	(130,492)
Balance as of December 31, 2022	$31,749	$9,307	$41,056
Amounts received/invoiced	6,088	2,350	8,438
Revenue recognized	(7,704)	(2,639)	(10,343)
Balance as of March 31, 2023	$30,133	$9,018	$39,151

Note 7. California Institute of Regenerative Medicine Award

The Company has been awarded funding from California Institute of Regenerative Medicine (“CIRM”) to develop certain internal programs. Under the terms of the funding, both CIRM and the Company have co-funded specified programs, under which funding is provided in developmental milestones determined as a part of the award. The Company is obligated to share potential future revenues for the related programs with CIRM. The percentage of revenues due to CIRM in the future is dependent on the amount of the award received and whether revenue is generated from product sales or through license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company. As an alternative to revenue sharing, the Company has the option to convert any award to a loan, which such option the Company must exercise on or before ten business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert any award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts due to CIRM vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to the full amount received plus interest at the rate of the three-month LIBOR rate plus 10% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability as the Company’s intention is to convert the award into a loan. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, upon determination of amounts that would become due, the Company will adjust accordingly.

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

In February 2022, the Company entered into a new Loan and Security Agreement (“2022 Loan Agreement”) with Oxford. Pursuant to the terms of the 2022 Loan Agreement, the Company borrowed $60.0 million in term loans (the “Term Loans”), of which $31.6 million was used to repay the balance outstanding under the Amended Loan Agreement, including $0.2 million of accrued interest. Under the 2022 Loan Agreement the initial interest-only period was through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). In connection with the repayment of the balance outstanding under the Amended Loan Agreement, the Company incurred amendment and final payment fees of $1.5 million previously due on the earlier of (i) the maturity date, (ii) acceleration of any Amended Loan Agreement loans, or (iii) the prepayment of any Amended Loan Agreement loans.

The Company accounted for this amendment as debt modification in accordance with ASC Topic 470, Debt because the modification was not considered substantial.

The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of March 31, 2023 was 12.50% per annum. The 2022 Loan Agreement includes a provision addressing replacement of LIBOR with an alternate benchmark rate, which may include the Secured Overnight Financing Rate, when LIBOR is phased out. LIBOR is scheduled to be phased out in June 2023. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of March 31, 2023, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 13.98%. As of March 31, 2023, the balance of the unamortized debt discount was $1.7 million. The balance of the accrued final payment fee was $2.2 million as of March 31, 2023 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of March 31, 2023, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the three months ended March 31, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

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

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	11,861,881	$7.61
Granted	3,013,184	5.40
Exercised	(29,657)	4.03
Forfeited/Cancelled	(70,151)	8.15
Balance at March 31, 2023	14,775,257	$7.17	8.37	$698
Options vested and expected to vest as of March 31, 2023	14,775,257	$7.17	8.37	$698
Options vested and exercisable as of March 31, 2023	5,631,131	$8.75	7.43	$373

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.92 and $2.82, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $34 thousand, respectively, determined as of the date of exercise. The Company received $0.1 million in cash from options exercised during each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, total unrecognized compensation cost related to stock options was $35.4 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.8 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.2%	1.7%
Expected volatility	82.8%	80.6%
Expected term (years)	6.0	5.8
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	2,614,402	$3.69
Granted	2,210,718	5.46
Vested	(494,693)	3.96
Forfeited/Cancelled	(15,697)	3.33
Balance at March 31, 2023	4,314,730	$4.57

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of March 31, 2023, total unrecognized compensation cost related to RSUs was $18.5 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.4 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the three months ended March 31, 2023, a total of 230,234 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.6 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	5.0%	0.6%
Expected volatility	73.2%	84.4%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,749	$2,428
General and administrative	4,731	2,439
Total stock-based compensation expense	$7,480	$4,867

Note 11. Commitments and Contingencies

Operating Leases

As of March 31, 2023, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a pilot manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025. During the year ended December 31, 2022, the Company recorded an ROU asset of $4.4 million and a corresponding lease liability related to this sublease.

During the three months ended March 31, 2023 and 2022, the Company recognized $1.5 million and $2.3 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company paid $1.7 million for its operating leases. As of March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.3 years and 8.9%, respectively.

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remaining 9 months)	$4,534
2024	6,188
2025	6,374
2026	5,107
2027	5,260
Thereafter	10,999
Total future lease payments	38,462
Imputed interest	(8,896)
Total lease liability balance	29,566
Less current portion of lease liability	5,820
Lease liability, net of current portion	$23,746

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

Note 12. Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible exercise of the outstanding warrants.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options and RSUs	19,089,987	14,956,524
Warrants to purchase common stock	121,122	121,122
ESPP Shares	16,829	3,380
	19,227,938	15,081,026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

In-License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—In-License Agreements” and Note 11 to our annual consolidated financial statements included in our 2022 Annual Report.

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
•
the extent to which we establish additional licensing agreements; and
•
whether we choose to partner any of our additional candidates and the terms of such partnership.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Collaboration revenue	$10,343	$1,435	$8,908
Total revenue	10,343	1,435	8,908
Operating expenses:
Research and development	38,052	48,850	(10,798)
General and administrative	11,807	9,546	2,261
Total operating expenses	49,859	58,396	(8,537)
Loss from operations	(39,516)	(56,961)	17,445
Other income (expense):
Interest expense	(2,028)	(1,077)	(951)
Other income (expense), net	2,697	(19)	2,716
Net loss	$(38,847)	$(58,057)	$19,210

Collaboration Revenue

Collaboration revenue was $10.3 million for the three months ended March 31, 2023 compared to $1.4 million for the same period in 2022. The increase was due to the revenue recognized from the research services performed under the Roche Collaboration Agreement which became effective in the third quarter of 2022.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External costs:
Clinical stage programs(1)	$5,261	$23,029	$(17,768)
Preclinical stage programs and other unallocated expenses	11,276	8,063	3,213
Internal costs:
Personnel	17,616	14,564	3,052
Facilities and other	3,899	3,194	705
Total research and development expenses	$38,052	$48,850	$(10,798)

(1)
Clinical stage programs include costs primarily related to P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-101 programs for the three months ended March 31, 2023 and March 31, 2022, respectively.

Research and development expenses were $38.1 million for the three months ended March 31, 2023, compared to $48.9 million for the three months ended March 31, 2022. The decrease in research and development expenses of $10.8 million was primarily due to a decrease of $17.8 million in external costs related to our clinical stage programs, driven mainly by the wind-down of our clinical development activities associated with our autologous programs and related contract termination expense in the prior year and the transition of manufacturing to our internal pilot plant for P-BCMA-ALLO1, partially offset by increases in the number of ongoing clinical trials, including enrollment and manufacturing for the P-MUC1C-ALLO1 and P-BCMA-ALLO1 Phase 1 clinical trials, an increase of $3.2 million in external costs related to our preclinical stage programs due to an increase in research collaboration activity, an increase of $3.1 million in personnel expenses as a result of increased headcount and an increase of $0.7 million in facilities expense related to an additional lease entered into in March 2022 to support continued headcount growth.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the three months ended March 31, 2023, compared to $9.5 million for the three months ended March 31, 2022. The increase in general and administrative expenses of $2.3 million was primarily due to an increase in stock-based compensation expense due to a one-time modification associated with the retirement of our former Executive Chairman.

Interest Expense

Interest expense was $2.0 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.9 million was primarily due to a higher interest rate and an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income (Expense), Net

Other income, net was an income of $2.7 million for the three months ended March 31, 2023, compared to an expense of less than $0.1 million for the three months ended March 31, 2022. The increase in other income, net of $2.7 million was driven by an increase in interest income, as a result of higher interest rates and higher cash balance available.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the three months ended March 31, 2023 we have incurred a net loss of $38.8 million, and negative cash flows from operations of $38.0 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2023, we had an accumulated deficit of $509.7 million.

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

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $305.4 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into a collaboration agreement with Roche and received an upfront payment of $110.0 million.

We expect that our cash, cash equivalents and short-term investments as of March 31, 2023, of $247.2 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-MUC1C-ALLO1 or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of the COVID-19 pandemic and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels as well as recent or anticipated changes in interest rates and economic inflation, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, pursuant to which we drew a Term A loan in the amount of $20.0 million and a Term B loan, in the amount of $10.0 million for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period was through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027. The balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. As of March 31, 2023, the interest rate applicable to our Term Loans borrowing was 12.50%.

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

On November 30, 2020, ICE Benchmark Administration, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. On April 3, 2023 the FCA announced its intention to extend this date to September 30, 2024, which is under review. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(38,005)	$(51,324)
Cash used in investing activities	(4,415)	(743)
Cash provided by financing activities	1,186	29,231
Net decrease in cash and cash equivalents	$(41,234)	$(22,836)

Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $38.0 million, primarily resulting from our net loss of $38.8 million and a net cash decrease from changes in our operating assets and liabilities of $6.0 million, partially offset by non-cash expenses of $6.8 million. Net cash decrease from changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a $7.6 million decrease in accrued expenses and other liabilities, a $1.9 million decrease in deferred revenue, and $0.9 million decrease in operating lease liabilities, partially offset by a $1.9 million increase in prepaid expenses and other current assets, a $1.0 million increase in accounts payable, a $0.9 million increase in operating lease right-of-use assets and a $0.7 million increase in accounts receivable. Non-cash charges consisted primarily of $7.5 million in stock-based compensation and $1.3 million in depreciation and amortization expense, partially offset by $2.1 million in accretion on investment securities, net.

During the three months ended March 31, 2022, net cash used in operating activities was $51.3 million, primarily resulting from our net loss of $58.1 million and net cash decrease from changes in our operating assets and liabilities of $7.6 million, partially offset by non-cash expenses of $14.3 million. Non-cash charges consisted primarily of $8.1 million in loss on a termination of a contract with one of our autologous contract manufacturers, $4.9 million in stock-based compensation and $1.2 million in depreciation and amortization expense. Net cash decrease from changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $5.4 million decrease in accounts payable, $1.4 million decrease in deferred revenue and a $0.7 million decrease in accrued expenses and other liabilities.

Cash Used in Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $4.4 million, consisting of $53.6 million in purchases of short-term investments and $0.8 million in purchases of property and equipment, partially offset by $50.0 million in proceeds from maturities of short-term investments.

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

Cash Provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $1.2 million, consisting of $0.9 million of net proceeds from periodic issuances and sales of our common stock under the Sales Agreement with Cantor, $0.8 million of proceeds from purchases under our ESPP and exercises of stock options, partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the three months ended March 31, 2023, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

There were no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $247.2 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of March 31, 2023, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. LIBOR is scheduled to be phased out in June 2023, which may be extended to September 2024. Our 2022 Loan Agreement includes provision addressing replacement of LIBOR with an alternate benchmark rate, which may include SOFR, when LIBOR is phased out, however a new standard has not yet been established. The consequences of a change in benchmark rate cannot be entirely predicted, but could result in higher interest rates on the principal amount outstanding under our 2022 Loan Agreement.

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

Item 4. Controls and Procedures.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.” The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2023 and 2022, we have incurred a net loss of $38.8 million and $58.1 million, respectively. As of March 31, 2023, we had an accumulated deficit of $509.7 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2023, we had $247.2 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

Additional capital may be obtained through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new or existing collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by civil and political unrest in certain countries and regions, potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the continuing public health concerns regarding the COVID-19 pandemic or other public health crises. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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

As of March 31, 2023, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, such as products developed through the application of a CRISPR-Cas9 technology, or adverse public perception of the field of gene editing, may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

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

To date, we have only tested our product candidates in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of cytokine release syndrome, or CRS, which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in our clinical trials in our allogeneic programs as of the date of this filing, we may observe greater rates of these or other adverse events in higher doses of our existing trials or future CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we resumed the trial. Despite the clinical hold being lifted, we could observe similar patient deaths or other adverse events that require other trials be suspended or terminated, which could represent a substantial setback to such programs.

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

* We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for certain of our product candidates; however, even if granted, such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. While we previously received RMAT designation for P-BCMA-101 for the treatment of relapsed/refractory multiple myeloma, if we apply, we may not receive this designation for any other product candidate in the future. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

In March 2020, the World Health Organization made the assessment that a novel strain of coronavirus, SARS-CoV-2, a novel strain of coronavirus, commonly referred to as COVID-19 had become a global pandemic. In March 2020, the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread and ameliorate the impact of the disease, including limiting non-essential gatherings of people and non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions) and have also implemented multi-step policies with the goal of re-opening such states and municipalities. As a result of these actions and in an effort to ensure the safety of employees during the pandemic, a majority of our employees are at least partially currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 continues to have the potential to negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

As of March 31, 2023, we had 343 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, including due to the impact of the COVID-19 pandemic or other public health crises on our business operations, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, including due to the impact of the COVID-19 pandemic or other public health crises on our licensors’ business operations, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of the COVID-19 pandemic or other public health crises on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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
•
the size of our market float;
•
the ongoing and future impact of the COVID-19 pandemic or other public health crises and actions taken to slow its spread; and
•
any other factors discussed in this Quarterly Report on Form 10-Q.

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through May 5, 2023, the closing price of our common stock has ranged between $1.87 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

* Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 15, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that we and the third parties upon who we rely maintain, there can be no assurance that these measures will be effective. We may be unable to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business.

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

We process personal data and other sensitive data (including health data we collect about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations. Accordingly, we and any potential collaborators may be subject to numerous federal, state, and foreign data privacy and protection obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that relate to data privacy and security or govern the processing of personal data by us and on our behalf.

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees and imposes obligations on businesses to provide specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. Other states have enacted data privacy laws. For example, other states, including Colorado, Connecticut, Utah and Virginia, have passed privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Outside of the United States, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The unstable nature of European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

* Unfavorable and unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the COVID-19 pandemic, other public health crises, and the conflict between Ukraine and Russia and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

* Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2020 Equity Incentive Plan, or the 2020 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2030, in an amount equal to (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.1^	Offer Letter, by and between the Registrant and Kristin Yarema, dated February 22, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

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

POSEIDA THERAPEUTICS, INC.

Date: May 9, 2023	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)