Form 10-Q
period 2023-06-30
Poseida Therapeutics, Inc.
filed 2023-08-08
CIK 1661460

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, the registrant had 86,916,199 shares of common stock, $0.0001 par value per share, outstanding.

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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Poseida”, “the Company,” “we,” “our” and “us” refer to Poseida Therapeutics, Inc. and its subsidiary.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,911	$81,378
Short-term investments	164,695	201,115
Accounts receivable	11,906	9,088
Prepaid expenses and other current assets	3,683	6,982
Total current assets	230,195	298,563
Property and equipment, net	21,011	21,586
Operating lease right-of-use assets	23,396	25,085
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,065	1,055
Total assets	$281,215	$351,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,097	$2,228
Accrued expenses and other liabilities	21,695	26,068
Operating lease liabilities, current	5,863	5,866
Deferred revenue, current	20,233	19,723
Total current liabilities	49,888	53,885
Term debt	58,402	58,250
Operating lease liabilities, non-current	22,816	24,636
Deferred CIRM grant liability	3,992	3,992
Deferred revenue, noncurrent	8,461	21,333
Other long-term liabilities	2,355	2,146
Total liabilities	145,914	164,242
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at June 30, 2023 and December 31, 2022; 86,878,341 and 85,964,161 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	672,736	658,596
Accumulated other comprehensive loss	(280)	(149)
Accumulated deficit	(537,164)	(470,861)
Total stockholders’ equity	135,301	187,595
Total liabilities and stockholders’ equity	$281,215	$351,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Collaboration revenue	$20,013	$2,700	$30,356	$4,135
Total revenue	20,013	2,700	30,356	4,135
Expenses
Research and development	39,192	35,008	77,244	83,858
General and administrative	8,676	9,237	20,483	18,782
Total operating expenses	47,868	44,245	97,727	102,640
Loss from operations	(27,855)	(41,545)	(67,371)	(98,505)
Other income (expense)
Interest expense	(2,141)	(1,543)	(4,169)	(2,620)
Other income, net	2,540	52	5,237	32
Net loss	$(27,456)	$(43,036)	$(66,303)	$(101,093)

Other comprehensive expense:
Unrealized loss on short-term investments	(282)	(132)	(131)	(132)
Comprehensive loss	$(27,738)	$(43,168)	$(66,434)	$(101,225)

Net loss per share, basic and diluted	$(0.32)	$(0.69)	$(0.77)	$(1.61)
Weighted-average number of shares outstanding, basic and diluted	86,794,697	62,713,363	86,531,422	62,635,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans	675,726	—	258	—	—	258
Issuance of common stock through ATM offering, net of issuance cost	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale investments	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565
Issuance of common stock under employee stock compensation plans	119,454	—	—	—	—	—
Stock-based compensation expense	—	—	5,474	—	—	5,474
Unrealized loss on available-for-sale investments	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	(27,456)	(27,456)
Balance at June 30, 2023	86,878,341	$9	$672,736	$(280)	$(537,164)	$135,301

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702
Issuance of common stock under employee stock compensation plans	24,000	—	32	—	—	32
Stock-based compensation expense	—	—	5,234	—	—	5,234
Unrealized loss on available-for-sale investments	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(43,036)	(43,036)
Balance at June 30, 2022	62,728,726	$6	$573,878	$(132)	$(507,952)	$65,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(66,303)	$(101,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,732	2,467
Non-cash loss on contract termination	—	5,687
Loss on disposal of property and equipment	3	205
Stock-based compensation	12,954	10,101
Accretion of discount on issued term debt	361	405
Accretion on investment securities, net	(4,244)	(97)
Changes in operating assets and liabilities:
Accounts receivable	(2,818)	(232)
Prepaid expenses and other current assets	3,207	1,017
Operating lease right-of-use assets	1,689	2,262
Other long-term assets	(10)	610
Accounts payable	(131)	(5,859)
Accrued expenses and other liabilities	(4,565)	(205)
Operating lease liabilities	(1,823)	(2,418)
Deferred revenue	(12,363)	(3,903)
Net cash used in operating activities	(71,311)	(91,053)
Investing Activities:
Purchases of property and equipment	(1,968)	(1,961)
Purchases of short-term investments	(109,374)	(79,611)
Proceeds from maturities of short-term investments	150,000	—
Net cash provided by (used in) investing activities	38,658	(81,572)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	752	713
Payment of taxes related to net share settlement of equity awards	(494)	—
Proceeds from issuance of common stock through ATM offering, net of issuance costs	928	—
Payment of debt issuance costs	—	(1,450)
Proceeds from term debt	—	30,000
Net cash provided by financing activities	1,186	29,263
Net decrease in cash and cash equivalents	(31,467)	(143,362)
Cash and cash equivalents at beginning of period	81,378	206,325
Cash and cash equivalents at end of period	$49,911	$62,963

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$193	$1,429

Supplemental disclosure of cash flow information:
Interest paid	$3,775	$1,996

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the six months ended June 30, 2023, the Company incurred a net loss of $66.3 million and negative cash flows from operations of $71.3 million. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2023, the Company had an accumulated deficit of $537.2 million.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2023 of $214.6 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 from which the Company derived its condensed consolidated balance sheet as of December 31, 2022.

Risk and Uncertainties

Global events such as Russia’s invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt the Company’s supply chain and adversely affect its ability to conduct ongoing and future clinical trials of the Company’s product candidates. The extent to which any such ongoing or future conflict ultimately impacts the Company’s business is highly uncertain and cannot be predicted with confidence at this time.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of June 30, 2023 and December 31, 2022, the Company recorded no allowance for credit losses.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. This ASU, along with subsequent amendments, improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and could be adopted no later than December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact adopting the new accounting guidance may have on the Company’s financial position and results of operations.

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$20,433	$18,551
Leasehold improvements	14,103	14,006
Computer equipment and software	1,577	1,504
Furniture, fixtures and other	1,093	1,001
Total property and equipment	37,206	35,062
Less: Accumulated depreciation and amortization	(16,195)	(13,476)
Total property and equipment, net	$21,011	$21,586

Depreciation and amortization expense associated with property and equipment was $1.4 million and $2.7 million for the three and six months ended June 30, 2023, respectively and $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Contract research services	$10,622	$10,908
Payroll and related expense	6,858	11,271
Other	4,215	3,889
Total accrued expenses and other liabilities	$21,695	$26,068

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023:
Money market fund	$39,483	$—	$—	$39,483
U.S. government agency securities and treasuries	165,088	3	(283)	164,808
Total	$204,571	$3	$(283)	$204,291

December 31, 2022:
Money market fund	$57,799	$—	$—	$57,799
U.S. government agency securities and treasuries	206,520	13	(162)	206,371
Total	$264,319	$13	$(162)	$264,170

No available-for-sale debt securities held as of June 30, 2023 and December 31, 2022 had remaining maturities greater than one year. At June 30, 2023, the Company did not have any securities in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the six months ended June 30, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2023:
Assets:
Money market funds and U.S. government agency treasuries(1)	$39,596	$—	$—
U.S. government agency securities and treasuries	164,695	—	—
Total	$204,291	$—	$—

December 31, 2022:
Assets:
Money market funds and U.S. government agency treasuries(1)	$63,055	$—	$—
U.S. government agency securities and treasuries	201,115	—	—
Total	$264,170	$—	$—

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of June 30, 2023, all other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

On May 31, 2023, the Company received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023 (the “Termination Date”). Until the Termination Date, the parties performed their respective obligations under the Collaboration Agreement and upon the Termination Date, the Company’s exclusivity obligations under the Collaboration Agreement terminated. In addition, the licenses granted to Takeda by the Company, and the licenses granted to the Company by Takeda to perform research activities under the Collaboration Agreement terminated. The Company recognized $8.9 million of previously deferred revenue during the six months ended June 30, 2023 in acknowledgement these performance obligations are no longer required to be performed.

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

The Company recognizes revenue from platform technology enhancement services, which are delivered over time, based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of June 30, 2023, all future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

There are no contract assets as of June 30, 2023 or December 31, 2022 related to the Roche Collaboration Agreement or Takeda Collaboration Agreement. A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Total
Balance as of December 31, 2021	$—	$13,762	$13,762
Amounts received/invoiced	153,169	4,617	157,786
Revenue recognized	(121,420)	(9,072)	(130,492)
Balance as of December 31, 2022	$31,749	$9,307	$41,056
Amounts received/invoiced	13,584	4,410	17,994
Revenue recognized	(16,639)	(13,717)	(30,356)
Balance as of June 30, 2023	$28,694	$—	$28,694

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of June 30, 2023 was 13.02% per annum. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of June 30, 2023, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.51%. As of June 30, 2023, the balance of the unamortized debt discount was $1.6 million. The balance of the accrued final payment fee was

$2.3 million as of June 30, 2023 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of June 30, 2023, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the six months ended June 30, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

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

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	11,861,881	$7.61
Granted	3,980,949	4.74
Exercised	(29,908)	4.02
Forfeited/Cancelled	(208,640)	6.72
Balance at June 30, 2023	15,604,282	$6.90	8.22	$22
Options vested and expected to vest as of June 30, 2023	15,604,282	$6.90	8.22	$22
Options vested and exercisable as of June 30, 2023	6,435,501	$8.49	7.30	$22

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $3.44 and $2.72, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $22 thousand and $58 thousand, respectively, determined as of the date of exercise. The Company received $0.1 million in cash from options exercised during each of the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, total unrecognized compensation cost related to stock options was $32.9 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.0%	1.8%
Expected volatility	82.6%	81.1%
Expected term (years)	6.0	5.8
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	2,614,402	$3.69
Granted	2,894,592	4.81
Vested	(613,896)	3.62
Forfeited/Cancelled	(85,846)	4.08
Balance at June 30, 2023	4,809,252	$4.36

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2023, total unrecognized compensation cost related to RSUs was $18.6 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.3 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the six months ended June 30, 2023, a total of 230,234 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.6 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	5.0%	0.6%
Expected volatility	73.2%	84.1%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,412	$2,646	$6,161	$5,074
General and administrative	2,062	2,588	6,793	5,027
Total stock-based compensation expense	$5,474	$5,234	$12,954	$10,101

Note 11. Commitments and Contingencies

Operating Leases

As of June 30, 2023, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a pilot manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

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

During the six months ended June 30, 2023 and 2022, the Company recognized $2.9 million and $3.7 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company paid $3.2 million for its operating leases. As of June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.1 years and 8.9%, respectively.

As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remaining 6 months)	$3,030
2024	6,188
2025	6,374
2026	5,107
2027	5,260
Thereafter	11,000
Total future lease payments	36,959
Imputed interest	(8,280)
Total lease liability balance	28,679
Less current portion of lease liability	5,863
Lease liability, net of current portion	$22,816

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Outstanding stock options and RSUs	20,413,534	14,853,494
Warrants to purchase common stock	121,122	121,122
ESPP Shares	190,132	41,137
	20,724,788	15,015,753

Note 13. Subsequent Event

Astellas Transaction

Securities Purchase Agreement

On August 4, 2023 (the “Signing Date”), the Company entered into a securities purchase agreement with Astellas US, LLC, a Delaware limited liability company (“Astellas”), pursuant to which the Company agreed to issue and sell to Astellas in a private placement (the “Private Placement”) an aggregate of 8,333,333 shares (the “Shares”) of common stock at a purchase price of $3.00 per Share, for aggregate gross proceeds of approximately $25.0 million. The Private Placement closed on August 7, 2023 (the “Closing Date”).

Registration Rights Agreement

On the Signing Date, the Company also entered into a registration rights agreement with Astellas, pursuant to which the Company agreed to register the resale by Astellas of the Shares. Under the registration rights agreement, the Company has agreed to file a registration statement covering the resale of the Shares no later than the 250th day after the Closing Date.

Strategic Rights Letter Agreement

On the Signing Date, the Company also entered into a Strategic Rights Letter Agreement (the “Strategic Rights Letter”) with Astellas. Pursuant to the Strategic Rights Letter, the Company granted Astellas the right to designate a representative to attend meetings of the Company’s board of directors as an observer, as well as certain strategic rights, including a right of exclusive negotiation and first refusal to license P-MUC1C-ALLO1 (a “Program Transaction”) and notification rights for certain change in control proposals the Company may receive.

As partial consideration for the rights granted to Astellas under the Strategic Rights Letter, Astellas paid the Company a one-time payment in the amount of $25.0 million. In connection a change in control transaction or Program Transaction between the Company and Astellas, some, all or none of the one-time payment may be offset against payments owed by Astellas to the Company, dependent on certain factors set forth in the Strategic Rights Letter.

This Strategic Rights Letter shall terminate upon the earliest to occur of (i) the 18-month anniversary of the Closing Date, (ii) such time that Astellas owns fewer than 8,000,000 shares of common stock and (iii) the consummation of a change in control.

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
•
P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies, including in B-cell malignancies that may have heterogeneous antigen expression, and that targeting both CD19 and CD20 has the potential to overcome the limitations of currently available CD19-directed CAR-T products where antigen escape has been observed as an important resistance mechanism. We received clearance from the FDA in June following our IND filing which enabled us to initiate a Phase 1 clinical trial. We expect to dose the first patient with P-CD19CD20-ALLO1 in early 2024. P-CD19CD20-ALLO1 was exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial.

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

Our most advanced gene therapy programs are:

•
P-OTC-101, which is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase Deficiency, or OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. In July 2023, the FDA granted orphan drug designation to P-OTC-101. We are developing the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.
•
P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. P-FVIII-101 utilizes piggyBac gene modification delivered via lipid nanoparticle that has demonstrated stable and sustained Factor VIII expression in animal models. We shared preclinical data from this program at the American Society of Gene and Cell Therapy, or ASGCT, 2023 Annual Meeting held in May 2023.
•
P-PAH-101, which is a liver-directed gene therapy to treat Phenylketonuria (PKU), an inherited genetic disorder caused due to mutations in the PAH (phenylalanine hydroxylase) gene resulting in buildup of phenylalanine in the body. If left untreated, PKU can affect a person’s cognitive development. P-PAH-101 utilizes piggyBac technology combined with a hybrid AAV and nanoparticle delivery system. Our preclinical data has demonstrated the potential to resolve phenylalanine to normal levels following a single treatment in juvenile and adult mice. P-PAH-101 is currently in preclinical development.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-MUC1C-ALLO1, and begin to commercialize any approved products. We anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates. To offset some of these increased development costs, the collaboration with Roche includes program reimbursements. We anticipate that our general and administrative expenses will increase as we increase our research and development activities, increase headcount, maintain compliance with Nasdaq listing rules and SEC requirements and continue to operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Takeda Collaboration Agreement

In October 2021, we entered into a collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, pursuant to which we granted to Takeda a worldwide exclusive license under our piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications, including Hemophilia A. We collaborate with Takeda to initially develop up to six in vivo gene therapy programs and Takeda also has an option to add two additional programs to the collaboration. We are obligated to lead research activities up to candidate selection, after which Takeda is obligated to assume responsibility for further development, manufacturing and commercialization of each program.

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

On May 31, 2023, we received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023 (the “Termination Date”). Until the Termination Date, the parties performed their respective obligations under the Collaboration Agreement and upon the Termination Date, our exclusivity obligations under the Collaboration Agreement terminated. In addition, the licenses granted to Takeda by us, and the licenses granted to us by Takeda to perform research activities under the Collaboration Agreement terminated. We recognized $8.9 million of previously deferred revenue during the six months ended June 30, 2023 in acknowledgement these performance obligations are no longer required to be performed. Upon termination we have full rights to develop all previously licensed programs, including P-FVIII-101 and P-PAH-101. We may seek new strategic collaborations in gene therapy that could include some or all of the programs previously included in the Takeda Collaboration Agreement and potentially additional internal programs, although we have no present commitments or agreements to enter into any such strategic collaborations.

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

At any one time, we are working on multiple research programs. We track external costs by the stage of program, for clinical stage programs, we track costs on a program-by-program basis, and for earlier stage work, including preclinical programs, we track these costs in the aggregate. However, as we continue advancing our allogeneic programs and wind-down our autologous programs and the aggregate amount of expenses for such autologous programs becomes immaterial, we plan to present research and development expenses attributable to such autologous programs on a consolidated basis. Our internal resources, employees and infrastructure, including our pilot manufacturing facility are not directly tied to any one program and are typically deployed across multiple programs. As such, we do not track internal costs on a specific program basis.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 trial of P-MUCIC-ALLO1 for the treatment of patients with epithelial derived solid tumor cancers, Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma, initiation of our Phase 1 trial of P-CD19CD20-ALLO1 for the treatment of patients with B-cell malignancies and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenues:
Collaboration revenue	$20,013	$2,700	$17,313
Total revenue	20,013	2,700	17,313
Operating expenses:
Research and development	39,192	35,008	4,184
General and administrative	8,676	9,237	(561)
Total operating expenses	47,868	44,245	3,623
Loss from operations	(27,855)	(41,545)	13,690
Other income (expense):
Interest expense	(2,141)	(1,543)	(598)
Other income, net	2,540	52	2,488
Net loss	$(27,456)	$(43,036)	$15,580

Collaboration Revenue

Collaboration revenue was $20.0 million for the three months ended June 30, 2023 compared to $2.7 million for the same period in 2022. The increase of $17.3 million was primarily due to an increase of $8.9 million related to revenue recognized from the research services performed under the Roche Collaboration Agreement which became effective in the third quarter of 2022, and an increase of $8.9 million related to previously deferred revenue recognized as a result of the Takeda Collaboration Agreement termination in the second quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$2,588	$2,539	$49
P-MUC1C-ALLO1	1,710	1,068	642
Total allogeneic programs	4,298	3,607	691
Autologous programs:
P-BCMA-101	84	9	75
P-PSMA-101	490	4,091	(3,601)
Total autologous programs	574	4,100	(3,526)
Total clinical stage programs	4,872	7,707	(2,835)
Preclinical stage programs and other unallocated expenses	11,777	8,680	3,097
Internal costs:
Personnel	18,254	14,844	3,410
Facilities and other	4,289	3,777	512
Total research and development expenses	$39,192	$35,008	$4,184

Research and development expenses were $39.2 million for the three months ended June 30, 2023, compared to $35.0 million for the three months ended June 30, 2022. The increase in research and development expenses of $4.2 million was primarily due to an increase of $3.4 million in personnel expenses as a result of increased headcount, an increase of $3.1 million in preclinical stage programs and other unallocated expenses due to an increase in research collaboration activity, and an increase of $0.5 million in facilities expense, offset by a decrease of $2.8 million in clinical stage programs. The decrease of $2.8 million in clinical stage programs was primarily driven by the wind-down of our clinical development activities associated with our autologous programs and related contract termination expense in the prior year and the transition of manufacturing from an external CDMO to our internal pilot plant for P-BCMA-ALLO1.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended June 30, 2023, compared to $9.2 million for the three months ended June 30, 2022. The decrease in general and administrative expenses of $0.5 million was primarily due to lower headcount and facility costs.

Interest Expense

Interest expense was $2.1 million for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.6 million was primarily due to a higher interest rate and an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income, Net

Other income, net was an income of $2.5 million for the three months ended June 30, 2023, compared to an income of less than $0.1 million for the three months ended June 30, 2022. The increase of $2.5 million was driven by an increase in interest income, as a result of higher interest rates and higher investment balance available.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenues:
Collaboration revenue	$30,356	$4,135	$26,221
Total revenue	30,356	4,135	26,221
Operating expenses:
Research and development	77,244	83,858	(6,614)
General and administrative	20,483	18,782	1,701
Total operating expenses	97,727	102,640	(4,913)
Loss from operations	(67,371)	(98,505)	31,134
Other income (expense):
Interest expense	(4,169)	(2,620)	(1,549)
Other income, net	5,237	32	5,205
Net loss	$(66,303)	$(101,093)	$34,790

Collaboration Revenue

Collaboration revenue was $30.4 million for the six months ended June 30, 2023 compared to $4.1 million for the same period in 2022. The increase of $26.2 million was primarily due to an increase of $16.6 million related to the revenue recognized from the research services performed under the Roche Collaboration Agreement which became effective in the third quarter of 2022, and an increase of $8.9 million related to previously deferred revenue recognized as a result of the Takeda Collaboration Agreement termination in the second quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$5,051	$5,902	$(851)
P-MUC1C-ALLO1	2,920	2,459	461
Total allogeneic programs	7,971	8,361	(390)
Autologous programs:
P-BCMA-101	—	9,458	(9,458)
P-PSMA-101	1,246	12,754	(11,508)
Total autologous programs	1,246	22,212	(20,966)
Total clinical stage programs	9,217	30,573	(21,356)
Preclinical stage programs and other unallocated expenses	23,968	16,905	7,063
Internal costs:
Personnel	35,870	29,409	6,461
Facilities and other	8,189	6,971	1,218
Total research and development expenses	$77,244	$83,858	$(6,614)

Research and development expenses were $77.2 million for the six months ended June 30, 2023, compared to $83.9 million for the six months ended June 30, 2022. The decrease in research and development expenses of $6.6 million was primarily due to a decrease of $21.4 million in external costs related to our clinical stage programs, partially offset by an increase of $7.1 million in external costs related to our preclinical stage programs and other unallocated expenses due to an increase in research collaboration activity, an increase of $6.5 million in personnel expenses as a result of increased headcount and an increase of $1.2 million in facilities expense related to an additional lease entered into in March 2022 to support headcount growth. The decrease of $21.4 million in clinical stage programs was primarily driven by the wind-down of our clinical development activities associated with our autologous programs and related contract termination expense in the prior year and the transition of manufacturing from an external CDMO to our internal pilot plant for P-BCMA-ALLO1.

General and Administrative Expenses

General and administrative expenses were $20.5 million for the six months ended June 30, 2023, compared to $18.8 million for the six months ended June 30, 2022. The increase in general and administrative expenses of $1.7 million was primarily due to an accelerated stock-based compensation expense in the first quarter of 2023 related to a one-time modification associated with the retirement of our former Executive Chairman.

Interest Expense

Interest expense was $4.2 million for the six months ended June 30, 2023, compared to $2.6 million for the six months ended June 30, 2022. The increase in interest expense of $1.5 million was primarily due to a higher interest rate and an increase in principal outstanding related to the modification of the terms of our loan pursuant to the 2022 Loan Agreement, as defined below, which we entered into in February 2022.

Other Income, Net

Other income, net was an income of $5.2 million for the six months ended June 30, 2023, compared to an income of less than $0.1 million for the six months ended June 30, 2022. The increase of $5.2 million was driven by an increase in interest income, as a result of higher interest rates and higher investment balance available.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the six months ended June 30, 2023 we have incurred a net loss of $66.3 million, and negative cash flows from operations of $71.3 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of June 30, 2023, we had an accumulated deficit of $537.2 million.

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

We expect that our cash, cash equivalents and short-term investments as of June 30, 2023, of $214.6 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-MUC1C-ALLO1 or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels as well as recent or anticipated changes in interest rates and economic inflation, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On November 30, 2020, ICE Benchmark Administration, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of U.S. Dollar (USD) LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. As of June 30, 2023, the interest rate applicable to our Term Loans borrowing was 13.02%. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a)7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(71,311)	$(91,053)
Cash provided by (used in) investing activities	38,658	(81,572)
Cash provided by financing activities	1,186	29,263
Net decrease in cash and cash equivalents	$(31,467)	$(143,362)

Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $71.3 million, primarily resulting from our net loss of $66.3 million and a net cash decrease from changes in our operating assets and liabilities of $16.8 million, partially offset by non-cash expenses of $11.8 million. Net cash decrease from changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $12.4 million decrease in deferred revenue, a $4.6 million decrease in accrued expenses and other liabilities, a $2.8 million increase in accounts receivable, and a $1.8 million decrease in operating lease liabilities, partially offset by a $3.2 million decrease in prepaid expenses and other current assets, and a $1.7 million decrease in operating lease right-of-use assets. Non-cash charges consisted primarily of $13.0 million in stock-based compensation and $2.7 million in depreciation and amortization expense, partially offset by $4.2 million in accretion on investment securities, net.

During the six months ended June 30, 2022, net cash used in operating activities was $91.1 million, primarily resulting from our net loss of $101.1 million and net cash decrease from changes in our operating assets and liabilities of $8.7 million, partially offset by non-cash expenses of $18.8 million. Non-cash charges consisted primarily of $10.1 million in stock-based compensation, $5.7 million in non-cash loss on a termination of a contract with one of our autologous contract manufacturers and $2.5 million in depreciation and amortization expense. Net cash decrease from changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $5.9 million decrease in accounts payable and $3.9 million decrease in deferred revenue, partially offset by $1.0 million in decrease in prepaid expenses and other current assets.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $38.7 million, consisting of $150.0 million in proceeds from maturities of short-term investments, partially offset by $109.4 million in purchases of short-term investments and $2.0 million in purchases of property and equipment.

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

Cash Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $1.2 million, consisting of $0.9 million of net proceeds from periodic issuances and sales of our common stock under the Sales Agreement with Cantor, $0.8 million of proceeds from purchases under our ESPP and exercises of stock options, partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the six months ended June 30, 2023, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

There were no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $214.6 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of June 30, 2023, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to 30-day LIBOR plus 7.83%, subject to a floor of 7.94%. Our 2022 Loan Agreement included a provision addressing the replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a)7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Our collaborator may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our product candidates and our financial condition and operating results.
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

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2023 and 2022, we have incurred a net loss of $66.3 million and $101.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of $537.2 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

* We will need to obtain substantial additional funding to complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

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

As of June 30, 2023, we had $214.6 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

Additional capital may be obtained through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new or existing collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our ability to obtain additional funds may be adversely impacted by civil and political unrest in certain countries and regions, potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health crises. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

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

As of June 30, 2023, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiary. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiary, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiary transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. In November 2021, we made the decision to wind-down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. In November 2022, we announced the decision to wind-down clinical development of our P-PSMA-101 program, our first solid tumor clinical trial. We initiated Phase 1 clinical trials for P-BCMA-ALLO1 and P-MUC1C-ALLO1 in late 2021. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

Even if our product candidates initially show promise in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•
have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified REMS;
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

* We may encounter substantial delays in our clinical trials.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for our liver directed gene therapy candidates until we or our collaborators complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021, our IND for P-MUC1C-ALLO1 in December 2021 and our IND for P-CD19CD20-ALLO1 in July 2023, we are dependent on clinical sites to continue enrolling patients. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we were able to resume the trial, a similar hold in other trials could delay the ultimate completion of the trial. Other events that may prevent successful or timely completion of clinical development include:

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

* Our product candidates must meet extensive regulatory requirements before they can be commercialized and any regulatory approval may contain limitations or conditions that require substantial additional development expenses or limit our ability to successfully commercialize the product.

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
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the United States or elsewhere and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

* We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

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

* We operate a pilot manufacturing facility to develop and manufacture preclinical and clinical materials for all of our CAR-T product candidates which requires significant resources. A failure to successfully operate our pilot facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and the future commercial viability, if approved, of our CAR-T product candidates.

Our pilot manufacturing facility is validated, qualified and fully operational and we intend to transition manufacturing from external CMOs and will develop and manufacture preclinical and clinical materials for clinical trials for all of our CAR-T product candidates, including P-BCMA-ALLO1, P-MUC1C-ALLO1 and P-CD19CD20-ALLO1 at our pilot manufacturing facility. While we will continue to source raw materials from external CMOs, we expect our pilot manufacturing facility to be the sole source supplier of clinical materials for our clinical trials. This sole source reliance increases the risk that we will not have sufficient quantities of our CAR-T product candidates at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, if approved. If we are unable to manufacture sufficient preclinical or clinical materials at our pilot manufacturing facility we may be forced to contract with external CMOs, which we may not be able to do on commercially reasonable terms, if at all. Even if commercially reasonable terms are available, any transition of manufacturing from our pilot manufacturing facility to an external CMO could be time-consuming and require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our CAR-T product candidates may be unique or proprietary and we may have difficulty transferring such skills or technology to another CMO and a feasible alternative may not exist. If we fail to manufacture at our pilot manufacturing facility, or obtain from a CMO, a sufficient supply of clinical materials for our clinical trials in accordance with applicable specifications on a timely basis, our research and development efforts, including clinical trials, the future commercial viability, if approved, of our CAR-T product candidates, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-BCMA-ALLO1, P-CD19CD20-ALLO1 and P-PSMA-ALLO1, we have licensed heavy-chain-only binders under agreements with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (a successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our additional dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates and our business, financial condition, results of operations and prospects could suffer.

* Our collaborator may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop or commercialize certain of our product candidates and our financial condition and operating results.

We have, with respect to our collaborations with Roche and Takeda, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, Takeda made a recent internal shift in strategy away from adeno-associated virus, or AAV, gene therapy and rare hematology, which led to the termination of our collaboration. In addition, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs and have granted to Roche an option to acquire licenses under certain of our intellectual property to develop, manufacture and commercialize products for up to three solid tumor targets, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement. A decision by Roche to pursue less than the maximum number of targets or programs available for collaboration under the collaboration agreement would limit the potential payments we may receive under the Roche Collaboration Agreement, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from this arrangement will depend on our collaborator’s ability to successfully perform the functions assigned to them in this arrangement and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture of product. For example, under the Roche Collaboration Agreement, while Roche is obligated to reimburse us for a specified percentage of certain costs incurred in performance of development activities relating to

P-BCMA-ALLO1 and P-CD19CD20-ALLO1, we will be responsible for the balance and the amount Roche is obligated to reimburse us is subject to a maximum cap.

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

Our business depends upon our ability to identify, develop and commercialize research programs or product candidates. A key element of our business strategy is to discover and develop additional programs based upon our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle- and AAV-based gene delivery technologies. In addition to internal research and development efforts, we are also seeking to do so through strategic collaborations, such as our collaboration with Roche, and may also explore additional strategic collaborations for the discovery of new programs. We have also entered into in-license agreements with multiple licensors and in the future may seek to enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected development or manufacturing costs, higher than expected personnel and other resource commitments, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations resulting from public health crises, which could delay our timelines or otherwise adversely affect our business. Further, because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of cancer, and we may forego or delay pursuit of opportunities with certain programs or products or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our program could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular program, we may relinquish valuable rights to that program through a strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program. Alternatively, we may allocate internal resources to a program in which it would have been more advantageous to enter into a partnering arrangement. If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful program.

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

As of June 30, 2023, we had 348 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Risks Related to Our Intellectual Property

* If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

* If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, including due to the impact of public health crises on our business operations, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, including due to the impact of public health crises on our licensors’ business operations, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

* Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse, including due to the effect of public health crises on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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
•
the size of our market float;
•
the ongoing and future impact of public health crises and actions taken to mitigate them; and
•
any other factors discussed in this Quarterly Report on Form 10-Q.

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through August 4, 2023, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees and imposes obligations on businesses to provide specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. Other states have enacted data privacy laws. For example, other states, including Colorado, Connecticut, Indiana, Texas, Utah and Virginia, have passed privacy laws which differ from the CPRA and all of which become effective in 2023 and beyond. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as public health crises, and the conflict between Ukraine and Russia and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

10.1^	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant and Oxford Finance LLC, dated July 19, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

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

POSEIDA THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)