Form 10-Q
period 2023-09-30
Poseida Therapeutics, Inc.
filed 2023-11-09
CIK 1661460

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the registrant had 95,624,439 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding manufacturing capabilities and plans, including the operation of our clinical manufacturing facility;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,503	$81,378
Short-term investments	213,334	201,115
Accounts receivable	8,672	9,088
Prepaid expenses and other current assets	5,155	6,982
Total current assets	252,664	298,563
Property and equipment, net	20,382	21,586
Operating lease right-of-use assets	22,571	25,085
Intangible assets	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,087	1,055
Total assets	$302,252	$351,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,542	$2,228
Accrued expenses and other liabilities	23,715	26,068
Operating lease liabilities, current	5,906	5,866
Deferred revenue, current	44,810	19,723
Total current liabilities	76,973	53,885
Term debt	58,491	58,250
Operating lease liabilities, non-current	21,863	24,636
Deferred CIRM grant liability	—	3,992
Deferred revenue, noncurrent	18,787	21,333
Other long-term liabilities	2,478	2,146
Total liabilities	178,592	164,242
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at September 30, 2023 and December 31, 2022; 95,573,526 and 85,964,161 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	692,792	658,596
Accumulated other comprehensive loss	(200)	(149)
Accumulated deficit	(568,942)	(470,861)
Total stockholders’ equity	123,660	187,595
Total liabilities and stockholders’ equity	$302,252	$351,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Collaboration revenue	$9,352	$116,306	$39,708	$120,441
Total revenue	9,352	116,306	39,708	120,441
Expenses
Research and development	37,482	35,137	114,727	118,995
General and administrative	8,092	9,389	28,576	28,171
Total operating expenses	45,574	44,526	143,303	147,166
Income (loss) from operations	(36,222)	71,780	(103,595)	(26,725)
Other income (expense)
Interest expense	(2,236)	(1,775)	(6,404)	(4,395)
Other income, net	6,787	656	12,025	688
Net income (loss) before income tax	(31,671)	70,661	(97,974)	(30,432)
Income tax expense	(107)	(252)	(107)	(252)
Net income (loss)	$(31,778)	$70,409	$(98,081)	$(30,684)

Other comprehensive expense:
Unrealized gain (loss) on short-term investments	80	(12)	(51)	(144)
Comprehensive income (loss)	$(31,698)	$70,397	$(98,132)	$(30,828)

Net income (loss) per share, basic and diluted	$(0.35)	$0.92	$(1.11)	$(0.46)
Weighted-average number of shares outstanding, basic	91,898,347	76,287,421	88,321,943	67,235,865
Weighted-average number of shares outstanding, diluted	91,898,347	76,688,382	88,321,943	67,235,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans	675,726	—	258	—	—	258
Issuance of common stock through ATM offering, net of issuance cost	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale investments	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565
Issuance of common stock under employee stock compensation plans	119,454	—	—	—	—	—
Stock-based compensation expense	—	—	5,474	—	—	5,474
Unrealized loss on available-for-sale investments	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	(27,456)	(27,456)
Balance at June 30, 2023	86,878,341	$9	$672,736	$(280)	$(537,164)	$135,301
Issuance of common stock under employee stock compensation plans	361,852	—	523	—	—	523
Issuance of common stock through private placement	8,333,333	1	14,416	—	—	14,417
Stock-based compensation expense	—	—	5,117	—	—	5,117
Unrealized loss on available-for-sale investments	—	—	—	80	—	80
Net loss	—	—	—	—	(31,778)	(31,778)
Balance at September 30, 2023	95,573,526	$10	$692,792	$(200)	$(568,942)	$123,660

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	62,523,596	$6	$563,064	$—	$(406,859)	$156,211
Issuance of common stock under employee stock compensation plans	181,130	—	681	—	—	681
Stock-based compensation expense	—	—	4,867	—	—	4,867
Net loss	—	—	—	—	(58,057)	(58,057)
Balance at March 31, 2022	62,704,726	$6	$568,612	$—	$(464,916)	$103,702
Issuance of common stock under employee stock compensation plans	24,000	—	32	—	—	32
Stock-based compensation expense	—	—	5,234	—	—	5,234
Unrealized loss on available-for-sale investments	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(43,036)	(43,036)
Balance at June 30, 2022	62,728,726	$6	$573,878	$(132)	$(507,952)	$65,800
Issuance of common stock under employee stock compensation plans	217,688	—	540	—	—	540
Issuance of common stock from public offering, net of issuance costs of $5,223	23,000,000	3	75,296	—	—	75,299
Stock-based compensation expense	—	—	4,277	—	—	4,277
Unrealized loss on available-for-sale investments	—	—	—	(12)	—	(12)
Net income	—	—	—	—	70,409	70,409
Balance at September 30, 2022	85,946,414	$9	$653,991	$(144)	$(437,543)	$216,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(98,081)	$(30,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,176	3,817
Loss on disposal of property and equipment	3	205
Stock-based compensation	18,071	14,378
Write off of deferred CIRM grant liability	(3,992)	—
Accretion of discount on issued term debt	575	637
Accretion on investment securities, net	(6,218)	(474)
Changes in operating assets and liabilities:
Accounts receivable	415	(38,467)
Prepaid expenses and other current assets	1,596	(184)
Operating lease right-of-use assets	2,514	3,602
Other long-term assets	(30)	606
Accounts payable	302	(5,536)
Accrued expenses and other liabilities	(2,563)	(1,536)
Operating lease liabilities	(2,732)	(3,796)
Deferred revenue	22,541	28,257
Net cash used in operating activities	(63,423)	(29,175)
Investing Activities:
Purchases of property and equipment	(2,757)	(3,664)
Proceeds from sale of property and equipment	—	12
Purchases of short-term investments	(215,822)	(143,792)
Proceeds from maturities of short-term investments	210,000	30,000
Net cash used in investing activities	(8,579)	(117,444)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	1,276	1,252
Payment of taxes related to net share settlement of equity awards	(494)	—
Proceeds from issuance of common stock through ATM offering, net of issuance costs	928	—
Proceeds from private placement of common stock	14,417	—
Proceeds from public offering of common stock, net of issuance costs	—	75,299
Payment of debt issuance costs	—	(1,450)
Proceeds from term debt	—	30,000
Net cash provided by financing activities	16,127	105,101
Net decrease in cash and cash equivalents	(55,875)	(41,518)
Cash and cash equivalents at beginning of period	81,378	206,325
Cash and cash equivalents at end of period	$25,503	$164,807

Non-cash operating, investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$220	$68

Supplemental disclosure of cash flow information:
Interest paid	$5,786	$3,470

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2023, the Company incurred a net loss of $98.1 million and negative cash flows from operations of $63.4 million. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2023, the Company had an accumulated deficit of $568.9 million.

The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2023 of $238.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with financial institutions and marketable securities. Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments in the consolidated balance sheet and consist primarily of U.S. Treasury and other government agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investments as available-for-sale and as current assets, even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

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

The term for all of the Company’s leases includes the noncancelable period of the lease. Where the Company’s lease term is impacted by options to extend or terminate the lease, when it is reasonably certain that it will exercise such option, then the lease payments are included in the measurement of the lease asset or liability.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of September 30, 2023 and December 31, 2022, the Company recorded no allowance for credit losses.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$21,202	$18,551
Leasehold improvements	14,103	14,006
Computer equipment and software	1,619	1,504
Furniture, fixtures and other	1,093	1,001
Total property and equipment	38,017	35,062
Less: Accumulated depreciation and amortization	(17,635)	(13,476)
Total property and equipment, net	$20,382	$21,586

Depreciation and amortization expense associated with property and equipment was $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively and $1.4 million and $3.8 million for the three and nine months ended September 30, 2022, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Contract research services	$11,322	$10,908
Payroll and related expense	8,630	11,271
Other	3,763	3,889
Total accrued expenses and other liabilities	$23,715	$26,068

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of securities available-for-sale (in thousands):

	Maturity	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023:
Money market fund	1 year or less	$18,691	$—	$—	$18,691
U.S. government agency securities and treasuries	2 years or less	213,673	1	(201)	213,473
Total		$232,364	$1	$(201)	$232,164

December 31, 2022:
Money market fund	1 year or less	$57,799	$—	$—	$57,799
U.S. government agency securities and treasuries	1 year or less	206,520	13	(162)	206,371
Total		$264,319	$13	$(162)	$264,170

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. As of September 30, 2023, 89.5 percent of the Company's available-for-sale securities had a maturity of less than one year and none of the Company’s securities were in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2023:
Assets:
Money market funds and U.S. government agency treasuries(1)	$18,830	$—	$—
U.S. government agency securities and treasuries	213,334	—	—
Total	$232,164	$—	$—

December 31, 2022:
Assets:
Money market funds and U.S. government agency treasuries(1)	$63,055	$—	$—
U.S. government agency securities and treasuries	201,115	—	—
Total	$264,170	$—	$—

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

Note 6. Strategic Investment

Astellas

Terms of the Agreement

On August 4, 2023 (the “Signing Date”), the Company entered into a series of agreements (collectively, the “Astellas Agreements”) with Astellas US, LLC (“Astellas”) as described below.

Securities Purchase and Registration Rights Agreement

Pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), the Company agreed to issue and sell to Astellas in a private placement (the “Private Placement”) an aggregate of 8,333,333 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, at a purchase price of $3.00 per Share, for aggregate gross proceeds of approximately $25.0 million. The Private Placement closed on August 7, 2023 (the “Closing Date”).

The Company also entered into a registration rights agreement with Astellas (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the resale by Astellas of the Shares no later than the 250th day after the Closing Date.

Strategic Rights Letter Agreement

On the Signing Date, the Company also entered into a strategic rights letter agreement (the “Astellas Strategic Rights Letter”) with Astellas, pursuant to which, the Company agreed to the following: (i) grant Astellas the right to an observer seat on the Company’s board of directors, any committee of the Company’s board of directors, and the Company’s scientific advisory board; (ii) for a period of 18 months, grant Astellas a right of notification with respect to a Change in Control (as defined in the Astellas Strategic Rights Letter); (iii) during the period beginning on the Closing Date and ending on the 12-month anniversary of the Closing Date (the “Exclusivity Period”), not to (1) solicit, knowingly encourage, negotiate or otherwise enter into bona fide discussions about a Program Transaction (as defined below) with any third party, (2) provide access to any confidential information of the Company relating to P-MUC1C-ALLO1, the Company’s fully allogeneic CAR-T product candidate for multiple solid tumor indications (the “Program”), for purposes of knowingly facilitating a Program Transaction, or (3) enter into any letter of intent, contract or other commitment for a Program Transaction (a “Program Transaction” being an exclusive or co-exclusive license or co-promote or co-marketing arrangement or granting of commercial rights to sell, promote or market one or more products of the Program for any indication in the world); (iv) provide notice to Astellas (1) if the Company receives a bona fide proposal for a Change in Control transaction from a third party, unless such proposal is rejected by the Company’s board of directors, or (2) of the commencement of a process approved by the

Company’s board of directors for a Change in Control, (3) if the Company receives a bona fide proposal for a Program Transaction from a third party unless the proposal is rejected by the Company’s board of directors (a “Program Transaction Proposal”) or, (4) following the Exclusivity Period, the commencement of substantive discussions for a Program Transaction with a third party in connection with a process approved by the Company’s board of directors for a Program Transaction (a “Program Process”). In connection with a notice related to (x) a Program Transaction Proposal, Astellas shall have a right of first refusal to provide a competing proposal that is in aggregate more favorable to the Company than the Program Transaction Proposal, and thereby have a right to negotiate exclusively a possible Program Transaction for a specified period and (y) a Program Process, Astellas shall have a right of first offer to negotiate a Program Transaction for a specified period before the Company engages with any third party in meaningful substantive discussions, in each case, in accordance with the procedures and subject to the conditions set forth in the Astellas Strategic Rights Letter.

As partial consideration for the rights granted to Astellas under the Astellas Strategic Rights Letter, Astellas paid the Company a one-time payment in the amount of $25.0 million (the “Upfront Payment”). In connection with a Change in Control transaction or Program Transaction between the Company and Astellas, some, all or none of the Upfront Payment may be offset against payments owed by Astellas in a tiered basis to the Company dependent on certain factors set forth in the Astellas Strategic Rights Letter.

The Astellas Strategic Rights Letter shall terminate upon the earliest to occur of (i) the 18-month anniversary of the Closing Date, (ii) such time that Astellas owns fewer than 8,000,000 shares of common stock (subject to adjustment for any stock splits, stock dividends or recapitalizations) and (iii) the consummation of a Change in Control.

Revenue Recognition

The Securities Purchase Agreement and the Registration Rights Agreement are not within the scope of ASC 606 and were accounted for as an equity issuance with the deemed fair value of the shares issued scoped out of the transaction price. See Note 10 for further detail of the equity issuance. The rights granted under the Astellas Strategic Rights Letter were assessed under ASC 606, as the agreement represents a contract with a customer. The rights were deemed to not transfer any control to Astellas but give Astellas a right in the future, as all or a portion of the Upfront Payment of $25.0 million is creditable to Astellas towards a future potential transaction within the restrictions and time frames specified in the letter. Therefore, the full amount allocated to the rights is treated as a non-refundable payment.

The Company recorded the issuance of common stock at its estimated fair value on the date of issuance of $14.4 million, which reflects a discount for the lack of marketability (“DLOM”) of the shares. The DLOM was applied due to the inability to trade the shares until they are registered. The $10.6 million difference between the $25.0 million paid by Astellas for the Securities Purchase Agreement and the fair market value of shares issued was allocated to the rights granted under the Astellas Strategic Rights Letter for a total amount allocable of $35.6 million. The amount will be recognized when the likelihood of Astellas exercising its remaining rights becomes remote, or when the proportionate amount of the tiered creditable amounts expire.

The Company did not recognize any revenue from the Astellas Agreements for the nine months ended September 30, 2023. The Company has $35.6 million of deferred revenue on its consolidated balance sheet as of September 30, 2023, expected to be recognized in tiered amounts by February 2025.

Note 7. Collaboration and License Agreements

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of September 30, 2023, all other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

Takeda

In October 2021, the Company entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceuticals USA, Inc. (“Takeda”), pursuant to which the Company granted to Takeda a worldwide exclusive license under the Company’s certain platform technologies including piggyBac, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications. Under the Takeda Collaboration Agreement, the Company received an upfront payment of $45.0 million and R&D reimbursement payments during the term of the agreement.

On May 31, 2023, the Company received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023 (the “Termination Date”). Until the Termination Date, the parties performed their respective obligations under the Collaboration Agreement and upon the Termination Date, the Company’s exclusivity obligations under the Collaboration Agreement terminated. In addition, the licenses granted to Takeda by the Company, and the licenses granted to the Company by Takeda to perform research activities under the Collaboration Agreement terminated. The Company recognized $8.9 million of previously deferred revenue during the nine months ended September 30, 2023 in acknowledgement these performance obligations are no longer required to be performed.

While the Company’s entry into the Astellas Strategic Rights Letter was a strategic investment, for purposes of recognizing the remaining amount, it has been determined to be revenue, and as such, reference to remaining deferred revenue for these agreements is included in the following table. There are no contract assets as of September 30, 2023 or December 31, 2022 related to the Roche Collaboration Agreement, Takeda Collaboration Agreement or Astellas Strategic Rights Letter. A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Astellas Strategic Rights Letter	Total
Balance as of December 31, 2021	$—	$13,762	$—	$13,762
Amounts received/invoiced	153,169	4,617	—	157,786
Revenue recognized	(121,420)	(9,072)	—	(130,492)
Balance as of December 31, 2022	$31,749	$9,307	$—	$41,056
Amounts received/invoiced	21,556	5,110	35,583	62,249
Revenue recognized	(25,291)	(14,417)	—	(39,708)
Balance as of September 30, 2023	$28,014	$—	$35,583	$63,597

Note 8. California Institute of Regenerative Medicine Award

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

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The Company received the full amount of the award based on achievement of specific developmental milestones. In the third quarter of 2023, the Company decided not to pursue additional clinical or other development activities of the P-PSMA-101 program, which resulted in write off of the amount previously included in the deferred CIRM grant liability as the Company no longer intends to repay the award and which amount is included in other income in the accompanying consolidated statement of operations.

Note 9. Term Debt

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of September 30, 2023 was 13.26% per annum. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of September 30, 2023, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.74%. As of September 30, 2023, the balance of the unamortized debt discount was $1.5 million. The balance of the accrued final payment fee was $2.4 million as of September 30, 2023 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, subject to a prepayment fee of 1.00% if the Term Loans are prepaid on or prior to February 22, 2024, after which no prepayment penalty would be applied.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of September 30, 2023, the Company was in compliance with all covenants under the 2022 Loan Agreement.

Note 10. Stockholders’ Equity

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

On August 4, 2023, the Company entered into a securities purchase agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in the Private Placement an aggregate of 8,333,333 shares of common stock at a purchase price of $3.00 per Share, for aggregate gross proceeds of approximately $25.0 million. The Private Placement closed on August 7, 2023. The Company recorded the issuance of common stock at its estimated fair value on the date of issuance of $14.4 million, which reflects a DLOM of the shares. The DLOM was applied due to the inability to trade the shares until they are registered. The issuance of the equity shares was recorded upon the delivery of the underlying shares, with the associated fair value recorded within equity on the Company’s consolidated balance sheet.

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the nine months ended September 30, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

Note 11. Stock-Based Compensation

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

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	11,861,881	$7.61
Granted	4,019,749	4.71
Exercised	(37,166)	3.65
Forfeited/Cancelled	(614,699)	6.41
Balance at September 30, 2023	15,229,765	$6.91	7.96	$199
Options vested and expected to vest as of September 30, 2023	15,229,765	$6.91	7.96	$199
Options vested and exercisable as of September 30, 2023	7,405,510	$8.27	7.22	$155

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $3.42 and $2.63, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.1 million, respectively, determined as of the date of exercise. The Company received $0.1 million in cash from options exercised during each of the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, total unrecognized compensation cost related to stock options was $27.7 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.5 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.0%	1.9%
Expected volatility	82.6%	81.5%
Expected term (years)	6.0	5.8
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	2,614,402	$3.69
Granted	2,920,492	4.78
Vested	(662,055)	3.56
Forfeited/Cancelled	(264,821)	4.46
Balance at September 30, 2023	4,608,018	$4.32

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2023, total unrecognized compensation cost related to RSUs was $16.5 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.0 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. The initial purchase period commenced in March 2021. During the nine months ended September 30, 2023, a total of 536,669 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $1.1 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	5.3%	2.4%
Expected volatility	87.1%	93.7%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,097	$2,056	$9,258	$7,132
General and administrative	2,020	2,221	8,813	7,246
Total stock-based compensation expense	$5,117	$4,277	$18,071	$14,378

Note 12. Commitments and Contingencies

Operating Leases

As of September 30, 2023, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

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

During the nine months ended September 30, 2023 and 2022, the Company recognized $4.4 million and $5.4 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the nine months ended

September 30, 2022. During the nine months ended September 30, 2023, the Company paid $4.8 million for its operating leases. As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.8 years and 8.9%, respectively.

As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remaining 3 months)	$1,519
2024	6,188
2025	6,374
2026	5,107
2027	5,260
Thereafter	10,999
Total future lease payments	35,447
Imputed interest	(7,678)
Total lease liability balance	27,769
Less current portion of lease liability	5,906
Lease liability, net of current portion	$21,863

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

Note 13. Net Loss Per Share

Basic net loss (income) per share is computed by dividing net loss (income) attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss (income) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible exercise of the outstanding warrants.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(31,778)	$70,409	$(98,081)	$(30,684)
Numerator for basic and diluted net income (loss) per share stockholders	$(31,778)	$70,409	$(98,081)	$(30,684)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common stock outstanding	91,898,347	76,287,421	88,321,943	67,235,865
Effect of dilutive securities:
Common stock options	—	147,443	—	—
RSUs	—	237,212	—	—
ESPP shares	—	16,306	—	—
Denominator for diluted net income (loss) per share - adjusted weighted-average common stock outstanding	91,898,347	76,688,382	88,321,943	67,235,865
Basic net income (loss) per share	$(0.35)	$0.92	$(1.11)	$(0.46)
Diluted net income (loss) per share	$(0.35)	$0.92	$(1.11)	$(0.46)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Outstanding stock options and RSUs	19,837,783	14,336,289
Warrants to purchase common stock	121,122	121,122
ESPP Shares	3,583	—
	19,962,488	14,457,411

Note 14. Subsequent Event

Roche Amendment

On November 7, 2023, the Company and Roche entered into an amendment to the Roche Collaboration Agreement, pursuant to which the parties agreed to, among other things: (i) reallocate certain existing manufacturing-related fees payable to the Company by Roche to add new manufacturing process development and implementation transfer fees for each of the Company’s existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to the Company by Roche for each Tier 1 Program.

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

Our most advanced internal solid tumor programs are:

•
P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. P-MUC1C-ALLO1 is the first program for which clinical product will be sourced from our internal clinical manufacturing facility. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We anticipate sharing a clinical data update on this program at a medical meeting in the first half of 2024.
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

Our most advanced hematological programs, partnered with Roche, are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche will be responsible for a majority of future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We plan to share a clinical data update on this program at the 65th American Society of Hematology, or ASH, Annual Meeting and Exposition in December 2023.
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
•
P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our nanoparticle delivery technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. P-FVIII-101 utilizes piggyBac gene modification delivered via lipid nanoparticle that has demonstrated stable and sustained Factor VIII expression in animal models. We plan to share preclinical data on this program at the ASH Annual Meeting and Exposition in December 2023.
•
P-PAH-101, which is a liver-directed gene therapy to treat Phenylketonuria, or PKU, an inherited genetic disorder caused due to mutations in the PAH, phenylalanine hydroxylase, gene resulting in buildup of phenylalanine in the body. If left untreated, PKU can affect a person’s cognitive development. P-PAH-101 utilizes piggyBac technology combined with a hybrid AAV and nanoparticle delivery system. Our preclinical data has demonstrated the potential to resolve phenylalanine to normal levels following a single treatment in juvenile and adult mice. P-PAH-101 is currently in preclinical development.

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

We currently source our product candidates from our internal clinical GMP manufacturing facility. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. In the future, we may also build one or more commercial manufacturing facilities for any FDA approved product candidates.

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

Takeda Collaboration Agreement

In October 2021, we entered into a collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, under which we received an upfront payment of $45.0 million and R&D reimbursement payments throughout the agreement.

On May 31, 2023, we received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023, or the Termination Date. Until the Termination Date, the parties performed their respective obligations under the Takeda Collaboration Agreement and upon the Termination Date, our exclusivity obligations under the Takeda Collaboration Agreement terminated. In addition, the licenses granted to Takeda by us, and the licenses granted to us by Takeda to perform research activities under the Takeda Collaboration Agreement terminated. We recognized $8.9 million of previously deferred revenue during the nine months ended September 30, 2023 in acknowledgement that these performance obligations are no longer required to be performed. Upon termination we were granted full rights to develop all previously licensed programs, including P-FVIII-101 and P-PAH-101. We may seek new strategic collaborations in gene therapy that could include some or all of the programs previously included in the Takeda Collaboration Agreement and potentially additional internal programs, although we have no present commitments or agreements to enter into any such strategic collaborations.

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
•
Amended and Restated License Agreement with HMGU, or the HMGU License Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLLO1, P-CD19CD20-ALLO1 and our other planned allogeneic programs.

CIRM Grant Funding

In 2018, we were granted an additional award in the amount of $4.0 million from CIRM to support our preclinical studies for P-PSMA-101, of which we have received all proceeds from this grant. The terms of these awards include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreements, for active programs we recorded proceeds as a liability when received. In the third quarter of 2023, we made the decision to not pursue additional clinical or other development activities of the P-PSMA-101 program, however there is no obligation to repay the amounts associated with the P-PSMA-101 program, and we derecognized the respective liability and recorded such amount in other income during the nine months ended September 30, 2023.

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

At any one time, we are working on multiple research programs. We track external costs by the stage of program, for clinical stage programs, we track costs on a program-by-program basis, and for earlier stage work, including preclinical programs, we track these costs in the aggregate. However, as we continue advancing our allogeneic programs and wind-down our autologous programs and the aggregate amount of expenses for such autologous programs becomes immaterial, we plan to present research and development expenses attributable to such autologous programs on a consolidated basis. Our internal resources, employees and infrastructure, including our clinical manufacturing facility are not directly tied to any one program and are typically deployed across multiple programs. As such, we do not track internal costs on a specific program basis.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-MUC1C-ALLO1, P-BCMA-ALLO1 and P-CD19CD20-ALLO1, and begin to commercialize any approved products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenues:
Collaboration revenue	$9,352	$116,306	$(106,954)
Total revenue	9,352	116,306	(106,954)
Operating expenses:
Research and development	37,482	35,137	2,345
General and administrative	8,092	9,389	(1,297)
Total operating expenses	45,574	44,526	1,048
Income (loss) from operations	(36,222)	71,780	(108,002)
Other income (expense):
Interest expense	(2,236)	(1,775)	(461)
Other income, net	6,787	656	6,131
Net income (loss) before income tax	(31,671)	70,661	(102,332)
Income tax expense	(107)	(252)	145
Net income (loss)	$(31,778)	$70,409	$(102,187)

Collaboration Revenue

Collaboration revenue was $9.4 million for the three months ended September 30, 2023 compared to $116.3 million for the same period in 2022. The decrease of $107.0 million was primarily due to $114.1 million revenue recognized mainly related to the initial license granted under the Roche Collaboration Agreement which became effective in the third quarter of 2022, and $2.2 million revenue recognized in the third quarter of 2022 from the research services performed under the Takeda Collaboration Agreement which terminated in the third quarter of 2023, offset by $8.7 million revenue recognized under the Roche Collaboration Agreement and $0.7 million revenue recognized under the Takeda Collaboration Agreement in the third quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$3,176	$2,453	$723
P-MUC1C-ALLO1	1,518	1,299	219
P-CD19CD20-ALLO1	990	—	990
Total allogeneic programs	5,684	3,752	1,932
Autologous programs:
P-BCMA-101	126	500	(374)
P-PSMA-101	236	4,449	(4,213)
Total autologous programs	362	4,949	(4,587)
Total clinical stage programs	6,046	8,701	(2,655)
Preclinical stage programs and other unallocated expenses	9,074	7,500	1,574
Internal costs:
Personnel	18,372	15,010	3,362
Facilities and other	3,990	3,926	64
Total research and development expenses	$37,482	$35,137	$2,345

Research and development expenses were $37.5 million for the three months ended September 30, 2023, compared to $35.1 million for the three months ended September 30, 2022. The increase in research and development expenses of $2.3 million was primarily due to an increase of $3.4 million in personnel expenses as a result of increased headcount, an increase of $1.6 million in preclinical stage programs and other unallocated expenses due to an increase in research collaboration activity, offset by a decrease of $2.7 million in clinical stage programs. The decrease of $2.7 million in clinical stage programs was primarily driven by the wind-down of our clinical development activities associated with our autologous programs, offset by an increase in allogeneic programs, driven primarily by overall enrollment and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended September 30, 2023, compared to $9.4 million for the three months ended September 30, 2022. The decrease in general and administrative expenses of $1.3 million was primarily due to lower professional fees and facility costs.

Interest Expense

Interest expense was $2.2 million for the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.4 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was an income of $6.8 million for the three months ended September 30, 2023, compared to an income of $0.7 million for the three months ended September 30, 2022. The increase of $6.1 million was primarily due to write off of deferred CIRM grant liability of $4.0 million during the three months ended September 30, 2023 related to the grant awards that we no longer intend to repay as a result of our decision to not pursue additional clinical or other development activities for the P-PSMA-101 program, and an increase of $2.1 million in interest income, as a result of higher interest rates and higher investment balance available.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenues:
Collaboration revenue	$39,708	$120,441	$(80,733)
Total revenue	39,708	120,441	(80,733)
Operating expenses:
Research and development	114,727	118,995	(4,268)
General and administrative	28,576	28,171	405
Total operating expenses	143,303	147,166	(3,863)
Loss from operations	(103,595)	(26,725)	(76,870)
Other income (expense):
Interest expense	(6,404)	(4,395)	(2,009)
Other income, net	12,025	688	11,337
Net loss before income tax	(97,974)	(30,432)	(67,542)
Income tax expense	(107)	(252)	145
Net loss	$(98,081)	$(30,684)	$(67,397)

Collaboration Revenue

Collaboration revenue was $39.7 million for the nine months ended September 30, 2023 compared to $120.4 million for the same period in 2022. The decrease of $80.7 million was primarily due to $114.1 million revenue recognized mainly related to the initial license granted under the Roche Collaboration Agreement which became effective in the third quarter of 2022, and $6.3 million revenue recognized under the Takeda Collaboration Agreement during the nine months ended September 30, 2022, offset by $25.3 million revenue recognized under the Roche Collaboration Agreement, and $14.4 million revenue recognized under the Takeda Collaboration Agreement during the nine months ended September 30, 2023, including $8.9 million related to previously deferred revenue recognized as a result of the Takeda Collaboration Agreement which terminated in the third quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$8,227	$8,355	$(128)
P-MUC1C-ALLO1	4,438	3,758	680
P-CD19CD20-ALLO1	990	—	990
Total allogeneic programs	13,655	12,113	1,542
Autologous programs:
P-BCMA-101	118	9,958	(9,840)
P-PSMA-101	1,489	17,204	(15,715)
Total autologous programs	1,607	27,162	(25,555)
Total clinical stage programs	15,262	39,275	(24,013)
Preclinical stage programs and other unallocated expenses	33,043	24,405	8,638
Internal costs:
Personnel	54,244	44,419	9,825
Facilities and other	12,178	10,896	1,282
Total research and development expenses	$114,727	$118,995	$(4,268)

Research and development expenses were $114.7 million for the nine months ended September 30, 2023, compared to $119.0 million for the nine months ended September 30, 2022. The decrease in research and development expenses of $4.3 million was primarily due to a decrease of $24.0 million in external costs related to our clinical stage programs, partially offset by an increase of $9.8 million in personnel expenses as a result of increased headcount, an increase of $8.6 million in external costs related to our preclinical stage programs and other unallocated expenses due to an increase in research collaboration activity, and an increase of $1.3 million in facilities expense related to an additional lease entered into in March 2022 to support headcount growth. The decrease of $24.0 million in clinical stage programs was primarily driven by the wind-down of our clinical development activities associated with our autologous programs and related contract termination expense in the prior year and the transition of manufacturing from an external CDMO to our internal clinical manufacturing facility for P-BCMA-ALLO1, offset by an increase in allogeneic programs, driven primarily by overall enrollment and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1.

General and Administrative Expenses

General and administrative expenses were $28.6 million for the nine months ended September 30, 2023, compared to $28.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses of $0.4 million was primarily due to an accelerated stock-based compensation expense in the first quarter of 2023 related to a one-time modification associated with the retirement of our former Executive Chairman, offset by lower facility costs.

Interest Expense

Interest expense was $6.4 million for the nine months ended September 30, 2023, compared to $4.4 million for the nine months ended September 30, 2022. The increase in interest expense of $2.0 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was an income of $12.0 million for the nine months ended September 30, 2023, compared to an income of $0.7 million for the nine months ended September 30, 2022. The increase of $11.3 million was primarily driven by an increase of $7.3 million in interest income, as a result of higher interest rates and higher investment balance available, and write off of deferred CIRM grant liability of $4.0 million during the nine months ended September 30, 2023 related to the grant awards that we no longer intend to repay as a result of our decision to not pursue additional clinical or other development activities for the P-PSMA-101 program.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2023 we have incurred a net loss of $98.1 million, and negative cash flows from operations of $63.4 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of September 30, 2023, we had an accumulated deficit of $568.9 million.

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

In the third quarter of 2023, we entered into a securities purchase agreement, or Purchase Agreement, with Astellas US, LLC, or Astellas, pursuant to which we agreed to issue and sell to Astellas in a private placement an aggregate of 8,333,333 shares of common stock, or the Shares, at a purchase price of $3.00 per share, for aggregate gross proceeds of approximately $25.0 million. The private placement closed on August 7, 2023. In connection with the Purchase Agreement, we also entered into (i) a registration rights agreement with Astellas, pursuant to which we agreed to register the resale by Astellas of the Shares, and (ii) a strategic rights letter agreement with Astellas, pursuant to which we granted Astellas the right to designate a representative to attend meetings of our board of directors as an observer, as well as certain strategic rights, including a right of exclusive negotiation and first refusal to license P-MUC1C-ALLO1 and notification rights for certain change in control proposals that we may receive. As partial consideration for the rights granted to Astellas under the strategic rights letter agreement, Astellas paid us a one-time payment in the amount of $25.0 million.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2023, of $238.8 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

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

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. As of September 30, 2023, the interest rate applicable to our Term Loans borrowing was 13.26%. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a)7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(63,423)	$(29,175)
Cash used in investing activities	(8,579)	(117,444)
Cash provided by financing activities	16,127	105,101
Net decrease in cash and cash equivalents	$(55,875)	$(41,518)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $63.4 million, primarily resulting from our net loss of $98.1 million, offset by a net cash increase from changes in our operating assets and liabilities of $22.0 million and non-cash expenses of $12.6 million. Net cash increase from changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $22.5 million increase in deferred revenue related primarily to the Astellas strategic rights agreement, a $2.5 million decrease in operating lease right-of-use assets, a $1.6 million decrease in prepaid expenses and other current assets, and a $0.4 million decrease in accounts receivable, partially offset by a $2.7 million decrease in operating lease liabilities, and a $2.6 million decrease in accrued expenses and other liabilities. Non-cash charges consisted primarily of $18.1 million in stock-based compensation, $4.2 million in depreciation and amortization expense, and $0.6 million in accretion of discount on issued term debt, partially offset by $6.2 million in accretion on investment securities, net, and $4.0 million write off of the deferred CIRM grant liability.

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

Cash Used in Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $8.6 million, consisting of $215.8 million in purchases of short-term investments, and $2.8 million in purchases of property and equipment, partially offset by $210.0 million in proceeds from maturities of short-term investments.

During the nine months ended September 30, 2022, cash used in investing activities was $117.4 million, consisting of $143.8 million in purchases of short-term investments and $3.6 million in purchases of property and equipment, partially offset by $30.0 million in proceeds from maturities of short-term investments.

The timing of purchases and sales of our investments is driven by available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $16.1 million, consisting of $14.4 million of net proceeds from private placement of common stock with Astellas, $1.3 million of proceeds from purchases under our ESPP and exercises of stock options, and $0.9 million of net proceeds from periodic issuances and sales of our common stock under the Sales Agreement with Cantor, partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the nine months ended September 30, 2023, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

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

There were no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023, we had cash, cash equivalents and short-term investments of 238.8 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of September 30, 2023, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement bearing interest at a variable rate equal to the greater of (a)7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We operate a clinical manufacturing facility to develop and manufacture preclinical and clinical materials for all of our CAR-T product candidates which requires significant resources. A failure to successfully operate our clinical manufacturing facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and the future commercial viability, if approved, of our CAR-T product candidates.
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

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2023 and 2022, we have incurred a net loss of $98.1 million and $30.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $568.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, we had 238.8 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the cost and timing of operating our clinical manufacturing facility;
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

* The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of September 30, 2023, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

* Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. In November 2021, we made the decision to wind-down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. In November 2022, we announced the decision to wind-down clinical development of our P-PSMA-101 program, our first solid tumor clinical trial. We initiated Phase 1 clinical trials for P-BCMA-ALLO1 and P-MUC1C-ALLO1 in late 2021 and are initiating the Phase 1 trial for P-CD19CD20-ALL01 with expected dosing in early 2024. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

To date, we have only tested our product candidates in a limited number of patients with cancer and the majority of these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, a significant risk observed in CAR-T product clinical trials is the development of cytokine release syndrome, or CRS, which in some instances resulted in neurotoxicity and patient deaths. While we have observed relatively limited instances of CRS or neurotoxicity in our clinical trials in our allogeneic programs as of the date of this filing, we may observe greater rates of these or other adverse events in higher doses of our existing trials or future CAR-T programs. Should we observe additional or more severe cases of CRS in our clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. In August 2020, we announced our P-PSMA-101 trial was placed on clinical hold to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety, and we resumed the trial. We could observe similar patient deaths or other adverse events that require other trials to be suspended or terminated, which could represent a substantial setback to such programs.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that included modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these other dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101, P-PSMA-101 and our current clinical trials, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first three allogeneic CAR-T product candidates, P-BCMA-ALLO1, P-MUC1C-ALLO1 and P-CD19CD20-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1, P-MUC1C-ALLO1 or P-CD19CD20-ALLO1 in our clinical trials. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and gene therapy development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for our liver directed gene therapy candidates until we complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021, our IND for P-MUC1C-ALLO1 in December 2021 and our IND for P-CD19CD20-ALLO1 in July 2023, we are dependent on clinical sites to continue enrolling patients. We announced in August 2020 our P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we were able to resume the trial, a similar hold in other trials could delay the ultimate completion of the trial. Other events that may prevent successful or timely completion of clinical development include:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to raise capital, generate revenues from product sales and enter into or maintain collaboration arrangements. For example, certain clinical trial services agreements are based on fees that do not vary based on patient enrollment. Therefore, if enrollment in a clinical trial is slowed, certain of our expenses related to the trial would not decrease and therefore the overall costs to complete the trial would increase. In addition, if we make manufacturing changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

* Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA, EMA or any other comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our clinical manufacturing facility, third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

* We operate a clinical manufacturing facility to develop and manufacture preclinical and clinical materials for all of our CAR-T product candidates which requires significant resources. A failure to successfully operate our clinical manufacturing facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and the future commercial viability, if approved, of our CAR-T product candidates.

Our clinical manufacturing facility is validated, qualified and fully operational. While we will continue to source raw materials from external CMOs, we made the transition manufacturing from external CMOs to our clinical manufacturing facility and we expect our clinical manufacturing facility to be the sole source supplier of clinical materials for our clinical trials, including P-BCMA-ALLO1, P-MUC1C-ALLO1 and P-CD19CD20-ALLO1. This sole source reliance increases the risk that we will not have sufficient quantities of our CAR-T product candidates at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, if approved. If we are unable to manufacture sufficient preclinical or clinical materials at our clinical manufacturing facility we may be forced to contract with external CMOs, which we may not be able to do on commercially reasonable terms, if at all. Even if commercially reasonable terms are available, any transition of manufacturing from our clinical manufacturing facility to an external CMO could be time-consuming and require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our CAR-T product candidates may be unique or proprietary and we may have difficulty transferring such skills or technology to another CMO and a feasible alternative may not exist. If we fail to manufacture at our clinical manufacturing facility, or obtain from a CMO, a sufficient supply of clinical materials for our clinical trials in accordance with applicable specifications on a timely basis, our research and development efforts, including clinical trials, the future commercial viability, if approved, of our CAR-T product candidates, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

We have, with respect to our collaborations with Roche, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, Takeda made a recent internal shift in strategy away from adeno-associated virus, or AAV, gene therapy and rare hematology, which led to the termination of our collaboration with Takeda. In addition, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs and have granted to Roche an option to acquire licenses under certain of our intellectual property to develop, manufacture and commercialize products for up to three solid tumor targets, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement. A decision by Roche to pursue less than the maximum number of targets or programs available for collaboration under the collaboration agreement would limit the potential payments we may receive under the Roche Collaboration Agreement, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from this arrangement will depend on our collaborator’s ability to successfully perform the functions assigned to them in this arrangement and otherwise to comply with their contractual obligations.

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

As of September 30, 2023, we had 327 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

* We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters.

Our headquarters, main research facility and clinical manufacturing facility are located in San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service providers’ disaster recovery and business continuity plans, which could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans, business, financial condition or results of operations.

* Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

As of December 31, 2022, we had $295.0 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2022, we also had aggregate U.S. federal orphan drug credits and research and development, or R&D, credits of approximately $38.5 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. In November 2019, CMS issued a final rule finalizing the changes to the Quality

Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through November 3, 2023, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

* We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with health and data protection laws and regulations could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and/or adverse publicity and could negatively affect our operating results and business.

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

Outside of the United States, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The unstable nature of European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims) and mass arbitration demands, breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or substantial changes to our business model or operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2023, we entered into an amendment with Roche to the Roche Collaboration Agreement, pursuant to which we agreed to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche for each Tier 1 Program.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which will be filed as an exhibit with the Securities and Exchange Commission to our Annual Report on Form 10-K for the year ending December 31, 2023.

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

4.6

Registration Rights Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 4, 2023).

10.1+	Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2

Securities Purchase Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 4, 2023).

10.3^

Strategic Rights Letter Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 4, 2023).

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

POSEIDA THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Mark J. Gergen
Mark J. Gergen, J.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)