Form 10-K
period 2023-12-31
Poseida Therapeutics, Inc.
filed 2024-03-07
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023 was approximately $122.8 million, based on the closing price of the Registrant’s common stock as reported by The Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2024 was 96,489,127.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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
•
acts of terrorism, war and global conflicts, such as the Russia and Ukraine conflict and the conflict in the Middle East, and the potential impact they may have on supply chains, the availability, and prices, of commodities, inflationary pressure and the overall U.S. and global financial markets;
•
financial conditions within the banking industry, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•
Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
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

We are internally focused on solid tumor cell therapy. P-MUC1C-ALLO1 is currently in a Phase 1 trial and has the potential to treat a wide range of solid tumors, including breast, ovarian and other epithelial-derived cancers. In addition, we have several additional solid tumor allogeneic programs advancing toward anticipated Investigational New Drug (IND) filings, including P-PSMA-ALLO1, a preclinical stage program being developed for the treatment of metastatic castrate resistant prostate cancer, or mCRPC. This program is using the findings from our autologous version of this program, P-PSMA-101, in which we treated 38 patients in a Phase 1 study, and we believe these findings will be useful in the allogeneic program. We are also exploring a number of programs in both solid tumor and other modalities within cell therapy, currently preclinical, of which the targets are not yet disclosed, as well as other combinations including potential dual products containing both a CAR-T and a T-cell receptor, or TCR.

Strategic Partnership

In August 2022, we announced a partnership with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, in which they have licensed or optioned our lead hematological indications. Included in the upfront license, Roche licensed P-BCMA-ALLO1 and P-CD19CD20-ALLO1, or each, a Tier 1 program. P-BCMA-ALLO1 is currently in a Phase 1 trial, being developed for patients with relapsed/refractory multiple myeloma. P-CD19CD20-ALLO1, being developed for the treatment of B-Cell hematological indications, is a program for which we received clearance from the FDA in June 2023 following our IND filing, which enabled us to initiate a Phase 1 clinical trial. In addition to the two licensed programs, Roche has an option to license P-CD70-ALLO1 and P-BCMACD19-ALLO1, or each a Tier 2 program. P-CD70-ALLO1 is a preclinical stage program, being developed to treat hematological indications. P-BCMACD19-ALLO1 is a preclinical dual target program, being developed to treat multiple myeloma. In addition to the Tier 1 and Tier 2 programs, we entered into a research collaboration with Roche, in which Roche has an exclusive license under certain of our intellectual property to develop, manufacture and commercialize up to six allogeneic CAR-T cell therapy products in hematological indications, or each, a Collaboration Program.

Under the Collaboration and License Agreement that we entered into with Roche, or the Roche Collaboration Agreement, Roche made an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products, as defined below, commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products. We are further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

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

We are internally focused on in vivo gene therapy. Our lead programs, including P-FVIII-101, a non-viral approach, combine piggyBac technology with a nanoparticle delivery system to deliver both RNA and DNA. P-FVIII-101 is being developed to treat Hemophilia A. In addition, P-OTC-101 is a liver-directed gene therapy combining piggyBac technology with AAV and nanoparticles for the in vivo treatment of Ornithine Transcarbamylase Deficiency, or OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the Ornithine Transcarbamylase, or OTC, gene, with a high unmet medical need. In July 2023, the FDA granted orphan drug designation to P-OTC-101. We are developing the P-OTC-101 program utilizing a hybrid of non-viral nanoparticle delivery system to deliver RNA and AAV to deliver DNA and are working on an updated timeline for the program.

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
o
Booster molecule. We have developed a technology that enables improved expansion of gene-edited allogeneic cells without affecting their desirable TSCM characteristics. The booster molecule is an RNA-based technology introduced to T cells during the manufacturing process, which results in transient expression of a receptor on the surface of T cells that allows the cells to respond to antibody-based activator molecules, resulting in significant expansion of the cells without causing maturation or exhaustion of the cells. Using this approach, we can create potentially hundreds of doses from a single manufacturing run yet maintain the high percentage of desirable TSCM cells in the final product candidate. This technology is currently used in our allogeneic CAR-T programs but may have utility in other cell types.
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

Additionally, piggyBac is estimated to have a significantly lower cost in production of good manufacturing practice, or GMP, material and a much shorter timeline for GMP production as compared to GMP production of viral vectors.

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

While TALEN technology can often cut specific sites in DNA with much higher fidelity than CRISPR/Cas9, it is relatively labor intensive and expensive to build. Conceptually similar, zinc finger nuclease, or ZFN, technology is a gene editing technology comprised of a class of DNA binding proteins used to make double-stranded breaks in DNA. Like TALEN technology, ZFN requires more preparation and work to use through the creation of arrays needed to target specific desired edits. TALEN and ZFN technologies both require activation of the cells to edit and do not work well in resting T cells, and thus fail to preserve a high percentage of the TSCM phenotype for CAR-T.

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

The following figure illustrates this one-way T cell maturation pathway, from TSCM cell to TEFF cell:

Less Differentiated
More Differentiated
T_{SCM} Cell Stem Cell Memory
• Self-renewing
• Long-lived
• Multipotent
T_{CM} Cell
Central Memory
T_{EM} Cell
Effector Memory
T_{EFF} Cell
Effector T Cell

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

Unlike many other gene editing technologies, our approach using Cas-CLOVER can efficiently edit resting T cells, allowing for the maintenance of the highly desirable TSCM product composition in allogeneic product candidates, an important component of our CAR-T approach. Our goal with all of our allogeneic product candidates is to create a product with a profile comparable to or better than an autologous version of the same product and in the case of our first fully allogeneic product candidate for multiple myeloma, P-BCMA-ALLO1, our efficacy benchmark will be against other BCMA targeting programs.

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

We believe that our approach could enable us to address these hurdles to unlock the potential of CAR-T therapies. The combination of our higher percentage TSCM product and a potentially improved tolerability profile may allow us to move beyond academic medical centers and broaden the reach of these products. In our first clinical trial, P-BCMA-101, we were already dosing on a fully outpatient basis, following discussions with the FDA and similarly, have received clearance for outpatient dosing on our P-BCMA-ALLO1 and P-MUC1C-ALLO1 programs. Outpatient CAR-T dosing has been performed in both the P-MUC1C-ALLO1 and P-BCMA-ALLO1 clinical trials. We believe outpatient dosing will enable expanded reach and lower cost. In addition, our booster molecule technology allows us to drive scale to our allogeneic manufacturing process, resulting from the ability to produce potentially hundreds of doses of our allogeneic CAR-T product candidates from a single manufacturing run from a single healthy donor. This dramatically reduces the manufacturing cost of CAR-T therapy to levels in the range of traditional biologic therapeutics in oncology and enabling off-the-shelf availability for immediate use.

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

CAR-T products that elicit severe and potentially fatal toxicities, such as CRS and neurotoxicity, require that the drug be administered in a tertiary care hospital where the physicians are familiar with treating these toxicities and where admission to an intensive care unit is an option. The potential for these severe toxicities currently precludes administration in community hospitals or outpatient infusion centers. In our dose-escalation P-BCMA-101 Phase 1 clinical trial, to our knowledge no patient has had to be admitted to intensive care units for CRS or neurotoxicity. Based on these results, and following discussions with the FDA, we were able to dose on a fully outpatient basis. We have also performed outpatient CAR-T dosing in the P-BCMA-ALLO1 clinical trial. As we evaluate initial findings on our P-CD19CD20-ALLO1 program, if we continue to see the same safety responses as we did in the previous trials, we plan to pursue outpatient dosing as well.

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

Another method to prevent antigen escape involves pursuing multiple targets on the cancer cell with the same CAR-T product. The likelihood that a cancer cell will be able to simultaneously downregulate or lose expression of multiple targets, as opposed to any single target, is greatly reduced. While the genetic cargo capacity of viral vectors is quite limited, piggyBac has demonstrated the ability to deliver greater than 20 times more genetic cargo capacity, allowing transfer of multiple CAR molecule genes simultaneously. We believe the large genetic cargo capacity of piggyBac could allow us to further address antigen escape by including two or more CARs or TCRs on the same T cell. We believe that our P-CD19CD20-ALLO1 program is the first known allogeneic dual CAR-T program targeting both CD19 and CD20. This program is designed to overcome potential CD19 antigen escape seen in other autologous CAR-T trials. We have recently initiated the Phase 1 clinical trial for this program.

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

In our P-PSMA-101 trial, we experienced a clinical hold early in the study to evaluate the death of a patient, which may have been related to treatment with P-PSMA-101 but also partially due to a patient noncompliance event. Following protocol amendments, the clinical hold was lifted and we have since dosed additional patients in the trial without experiencing additional patient deaths potentially related to treatment. As reported on February 17, 2022 at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO-GU, we observed CRS in 57% of patients, with 14% of patients experiencing Grade 3 or higher and observed immune effector cell-associated neurotoxicity syndrome, or ICANS in 14% of the evaluable patients. We wound-down this program in 2022 to focus on our allogeneic version of this product candidate, P-PSMA-ALLO1.

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

Gene editing tools are widely used to eliminate expression of certain cell surface molecules, which may be used to avoid the potential reactivity of donor cells against the patient, which results in GvHD, as well as the reactivity of the patient’s cells against the CAR-T product, a reaction called host-vs-graft. We believe it is imperative to use gene editing tools that can efficiently edit resting T cells when creating an allogeneic CAR-T product, as activating T cells will initiate the maturation pathway. Once T cells begin maturating, they start to lose their desirable TSCM characteristics and thereby become exhausted, rendering the resulting product less efficacious.

Unlike many other gene editing technologies, Cas-CLOVER can efficiently edit resting T cells, allowing for the maintenance of the highly desirable TSCM product composition in allogeneic product candidates, an important component of our CAR-T approach. Our goal with all of our allogeneic product candidates is to create a product with a profile comparable to or better than an autologous version of the same product; in the case of our first fully allogeneic product candidate for multiple myeloma, P-BCMA-ALLO1, our efficacy benchmark will be against other BCMA targeting programs.

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

We believe that we can create fully allogeneic product candidates that retain a profile that is comparable to corresponding autologous products, as applicable, but with the ability to create enough doses to potentially treat hundreds of patients from a single manufacturing run.

We believe a key in the manufacturing process is preserving the TSCM phenotype. As illustrated below, in both small-scale and GMP manufacturing lots, we are able to maintain a percentage of early memory T cells.

As we develop our products, we believe a key to commercial success will be the ability to manufacture allogeneic product at scale. Due to our proprietary booster molecule, we are able to produce our product at a higher yield, resulting, dependent on dose, in up to over 100 doses per manufacturing run, using a single leukopak.

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

P-MUC1C-ALLO1: Multiple Solid Tumor Indications

Overview

P-MUC1C-ALLO1 is a fully allogeneic CAR-T product candidate with the potential to treat a wide range of solid tumor indications. The target, MUC1-C, is a tumor selective, aberrantly glycosylated, cleavage product of MUC1, that is highly expressed on most epithelial tumors. We designed P-MUC1C-ALLO1 to leverage the learnings of our P-BCMA-ALLO1 and P-PSMA-101 programs. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial and shared an initial early clinical data update on the program at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We anticipate sharing an abstract on this program at the American Association for Cancer Research, or AACR, Annual Meeting in April 2024, focused on the correlation of higher lymphodepleting and cell expansion and a more fulsome clinical update at an appropriate forum in the second half of 2024.

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

Clinical Development Strategy

We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial. P-MUC1C-ALLO1 was designed to leverage the learnings of our other programs. The current Phase 1 protocol allows for enrollment of up to 180 adult subjects with advanced or metastatic epithelial-derived cancers measurable by RECIST and refractory to or ineligible for standard of care therapy. Patients may be enrolled across four arms of single and multiple (cyclic) administrations using several different lymphodepletion regimens of up to seven dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Enrollment began in cohorts with a standard 3-day cyclophosphamide (300 mg/m2/day) and fludarabine (30 mg/m2/day) lymphodepletion regimen given prior to cell infusion. We have also dosed patients with higher doses of lymphodepletion chemotherapy (cyclophosphamide 500 mg/m2/day X 3 days and fludarabine 30 mg/m2/day X 3 days or cyclophosphamide 1000 mg/m2/day X 3 days and fludarabine 30 mg/m2/day X 3 days). Planned P-MUC1C-ALLO1 dose escalation in each arm ranges from 0.75 to 15 x 106 cells/kg. Treated patients will undergo serial measurements of safety, tolerability, and tumor response and will be followed for up to 15 years after the last dose of P-MUC1C-ALLO1.

The primary objectives for this Phase 1 clinical trial include defining the maximum tolerated dose, or MTD, evaluation of overall safety and tolerability, and preliminary efficacy and disease response. Additional exploratory endpoints will include assessing tumor expression of MUC1-C and correlation to response and expansion kinetics of P-MUC1C-ALLO1.

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

P-PSMA-ALLO1: Metastatic castrate resistant prostate cancer

Overview

P-PSMA-ALLO1 is a fully allogeneic preclinical CAR-T product candidate being developed to treat mCRPC. P-PSMA-ALLO1 is being developed using the learnings of our autologous version of the program, P-PSMA-101, which was evaluated in a Phase 1 clinical trial, in which 38 patients were dosed and initial clinical findings were presented at ASCO-GU in February 2022. We had paused development of P-PSMA-ALLO1 to incorporate learnings from our initial allogeneic programs. Based on these learnings, we have recently reinitiated development and plan to commence IND-enabling activity in 2024.

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

P-BCMA-ALLO1: Multiple Myeloma

Overview

P-BCMA-ALLO1 is a fully allogeneic CAR-T product candidate being developed to treat multiple myeloma in partnership with Roche. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we presented early safety and preliminary efficacy results at the American Society of Hematology (ASH) Annual Meeting in December 2023. We anticipate sharing a data update on BCMA refractory patients at the AACR Annual Meeting in April 2024. We plan to share an additional clinical update on this program at a scientific meeting in the second half of 2024, subject to coordination with Roche.

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

The trial is an open-label dose escalation trial, with the current protocol allowing for the enrollment of up to 235 adult subjects with relapsed/refractory multiple myeloma in up to seven dose escalation cohorts each, using a standard 3 + 3 dose-escalation design. Before receiving the P-BCMA-ALLO1 CAR-T cells, subjects receive a conditioning lymphodepletion chemotherapy regimen. The standard regimen involves the administration of 300 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-BCMA-ALLO1. Subjects have also received alternate lymphodepletion regimens involve higher doses of chemotherapy (cyclophosphamide 500 mg/m2/day X 3 days and fludarabine 30 mg/m2/day X 3 days or cyclophosphamide 1000 mg/m2/day X 3 days and fludarabine 30 mg/m2/day X 3 days). Planned P-BCMA-ALLO1 dose escalation in each arm ranges from 0.75 to 15 x 106 cells/kg. Treated patients will undergo serial measurements of safety, tolerability, and tumor response and will be followed for up to 15 years after the last dose of P-BCMA-ALLO1.

The Company recently shared positive early safety and preliminary efficacy data at the 65th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2023.

Data highlighted at the meeting showed that P-BCMA-ALLO1 was a well-tolerated off-the-shelf therapy with a favorable emerging safety profile, delivered to 100% of patients in the intent-to-treat population with no use of bridging chemotherapy or other anti-myeloma bridging therapies. There were no cases of GvHD or dose-limiting toxicities and low incidences of CRS and neurotoxicity observed (all ≤ Grade 2).

ORR by treatment arm
Objective Response Rate, %
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
00%
P = 0.003
P = 0.007
0
80
83
82
100
100
sCR
CR
VGPR
PR
Treatment Arm:
LD (Cy mg/m² dose):
S: 300 Cy (n=8)1
P1: 500 Cy (n=5)
P2: 1000 Cy (n=6)2
Pooled P1/P2 (n=11)
Pooled P1/P2 (n=9) BCMA BiTE naïve patients
Pooled P1/P2 (n=7) BCMA tx naïve patients
All patients dosed at 2 × 10⁶ cells/kg

1. Not included in total: one Arm S patient non-evaluable for response assessment and one Arm S patient that was retreated.
2. Two P2 patients who had received prior BCMA auto CAR-T (idecabtagene vicleucel and P-BCMA-101), both achieved VGPR.
ORR = overall response rate; sCR = stringent complete response; MRD = minimal residual disease

The data showed an 82% overall response rate (ORR) and deep clinical responses, including stringent complete responses (sCRs) in MRD-negative patients, from the off-the-shelf, allogeneic BCMA-targeted CAR-T in heavily pretreated patients in study arms receiving adequate lymphodepletion. Of those patients, a 100% ORR was seen in patients who were not previously treated with a BCMA-targeted bispecific T cell-engaging antibody. The median time from study enrollment to start of lymphodepletion chemotherapy was 1 day and was 7 days to P-BCMA-ALLO1 infusion. At the time of October 23, 2023 data cutoff, 8 of 9 responding patients were still in clinical response.

Preliminary data show allogeneic TSCM-rich CAR-T cells trafficking to bone marrow, differentiating to cell-killing effector T cells and persisting at least 6 weeks after treatment, which supports the hypothesis of cell persistence at tumor-relevant sites.

P-CD19CD20-ALLO1: B-Cell Malignancies

Overview

P-CD19CD20-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for B cell leukemia and lymphoma indications, in partnership with Roche. P-CD19CD20-ALLO1 contains two fully functional CAR molecules to target cells that express either CD19 or CD20. We believe that by targeting both CD19 and CD20, we have the potential to overcome some of the issues of earlier generation CD19 CAR-T products where antigen escape has been observed. We plan to share an interim data update in the second half of 2024, subject to coordination with Roche.

Clinical Development Strategy

We received clearance from the FDA in June 2023 following our IND filing, which enabled us to recently initiate a Phase 1 clinical trial. This Phase 1, multi-center, open-label, dose escalation study will enroll and treat approximately 70 adult subjects with several relapsed/refractory B-cell malignancies in up to seven dose escalation cohorts ranging from 0.75 to 15 x 106 cells/kg, using a standard 3 + 3 dose-escalation design. Before receiving the P-CD19CD20-ALLO1 CAR-T cells, subjects will receive a conditioning lymphodepletion chemotherapy regimen. The standard regimen will be 500 mg/m2 of cyclophosphamide and 30 mg/m2 of fludarabine intravenously daily for three consecutive days, followed in two days by a single infusion of P-CD19CD20-ALLO1. Subjects may also receive alternate lymphodepletion regimens with higher doses of chemotherapy (cyclophosphamide 750 mg/m2/day X 3 days and fludarabine 30 mg/m2/day X 3 days or cyclophosphamide 1000 mg/m2/day X 3 days and fludarabine 30 mg/m2/day).

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

P-CD70-ALLO1. P-CD70-ALLO1 is an allogeneic, off-the-shelf CAR-T product candidate in preclinical development for acute myeloid leukemia. P-CD70-ALLO1 targets CD70 which has become a well validated target in the field. We are developing this product candidate to be fully allogeneic by applying our learnings from our other allogeneic programs. Roche holds an exclusive option to acquire a license to this program.

Additional Allogeneic Programs

We have strategically designed our initial and upcoming clinical programs in order to best utilize the findings from our early studies to inform further pipeline development. We have several preclinical programs intended to represent second or third generation programs for our various targets and are exploring additional indications utilizing different capabilities of our platform.

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

hOTC AAV piggyBac Transposon
Liver Cell Replication
Clearance of Non-integrated AAV
Residual AAV
SPB Transposase mRNA LNP
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

Transposon only
Transposase +
Transposon
Total Flux (photons/s)
Mean +/- SEM
10^9
10^8
10^7
10^6
0
100
200
300
Day

Our Gene Therapy Programs

Gene Therapy

The following table summarizes our current gene therapy product candidate portfolio:

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

P-FVIII-101

Overview

P-FVIII-101 is a liver-directed gene therapy, combining our proprietary piggyBac DNA Delivery System with our proprietary non-viral nanoparticle technology to deliver a Factor VIII therapeutic transgene, for the in vivo treatment of Hemophilia A.

We have elected to deploy our fully non-viral delivery system in this program, and are not reliant on AAV or other viral-based technologies.

Target Indication

Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production and has a high unmet need. Disease can range in severity from mild to severe and Factor VIII levels are correlated with the severity of the disease.

Preclinical Data

Our preclinical data demonstrates an ability to correct Factor VIII deficiency to levels expected to provide functional normalization in a juvenile mouse model using nanoparticle delivery of our P-FVIII-101 potential product candidate. We presented preclinical data from this program at the American Society of Hematology (ASH) Annual Meeting in December 2023, which showed that P-FVIII-101 achieved (approximately 50%) human Factor VIII activity following a single dose and delivered therapeutic Factor VIII activity sustained over 12 months in adult mice following single and repeat doses, indicating the potential for dose titration. The data support that with our non-viral delivery system, the therapeutic transgene expression cassette can be stably integrated into the genome of liver cells and provide consistent and durable therapeutic activity.

P-OTC-101

Overview

P-OTC-101 is an in vivo liver-directed gene therapy candidate for the treatment of severe, early-onset OTCD, which we believe has the potential to achieve single-treatment, lifetime durable responses. We believe our approach will enable treatment of patients early in life, providing a key advantage over conventional AAV-based gene therapies that are unlikely to be effective in newborns and juveniles. We are evaluating our proprietary piggyBac DNA Delivery System combined with a liver-directed AAV or nanoparticles for the in vivo treatment of OTCD. OTCD is an often fatal or morbid urea cycle disease caused by congenital mutations in the OTC gene with a high unmet medical need. We received orphan drug designation for this program from the FDA in July 2023.

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

+
100
75
50
25
0
Survival (%)
SPB-LNP + hOTC AAV
(Poseida piggyBac Hybrid)
hOTC AAV
("Standard" AAV gene therapy)
0
50
100
150
Days post disease induction

100% survival in disease mouse model compared to Standard AAV

Our approach achieves >50% of cells expressing OTC, achieving required threshold for survival / full disease correction

AAV OTC
NP SPB + AAV OTC
<3% OTC
~56% OTC

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

Rapidly develop and commercialize allogeneic CAR-T therapies targeting hematological malignancies. We are developing P-BCMA-ALLO1, a product candidate for patients with relapsed/refractory multiple myeloma, to address logistical, cost and safety limitations of currently commercial available CAR-T therapies utilized in this indication. We are developing P-CD19CD20-ALLO1, a product candidate for patients with relapsed/refractory B-cell malignancies to address logistical, cost, efficacy and safety limitations of currently commercially available CAR-T therapies utilized in this indication. Over time, we plan to develop our product candidates in earlier lines of treatment. The observed and anticipated safety profile of our CAR-T product candidates should allow for routine administration in outpatient settings, including in community oncology clinics.

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

Utilize our platform technologies to pursue liver-directed gene therapy programs. Our lead gene therapy product candidates, P-OTC-101 and P-PAH-101, utilize our piggyBac technology combined with AAV and nanoparticles to target orphan genetic diseases with the goal of developing single-treatment cures. In addition, P-FVIII-101 is being developed with nanoparticle-based delivery of our in vivo gene therapies, replacing the need for AAV technology. We believe that nanoparticle delivery of gene therapy could be a major advancement over AAV delivery by improving tolerability, lowering cost, allowing for re-dosing and addressing indications that AAV will not be able to effectively address, including diseases where correction necessitates delivery of large therapeutic transgenes. We and our potential future collaborators, if any, plan to develop, and if approved, commercialize our gene therapy product candidates.

Utilize our technology and capabilities to develop allogeneic multi-CAR-T products. Our Dual-CAR allogeneic product candidates include P-CD19CD20-ALLO1 for B cell malignancies and P-BCMACD19-ALLO1 for multiple myeloma. We believe these multi-CAR programs highlight the ability of our piggyBac platform to enable product candidates that other technologies will not be able to achieve easily, if at all. We plan to continue developing multi-CAR product candidates, which we believe could represent a next generation of CAR-T therapies.

Evaluate strategic partnerships and structures to create value and continue to innovate and develop our platform technologies. Our platform technologies are highly differentiated with the ability to create many product candidates across a wide array of therapeutic modalities and indications. As such, we have executed two key collaborations to expand our reach and create additional value in pursuit of our mission. From October 2021 to July 2023, we partnered with Takeda under the Takeda Collaboration Agreement to further expand our gene therapy efforts. In August 2022, we announced the Roche Collaboration Agreement to further develop our allogeneic pipeline within hematological indications. In August 2023, we announced a strategic investment by Astellas. Given the breadth of our technology, we believe there are additional areas in which we could develop our technology and evaluate strategic partnerships, including the use of cell therapy for the treatment of autoimmune diseases.

Partnerships

Roche

In August 2022, we announced a partnership with Roche in which they have licensed or optioned our lead hematological indications. Included in the upfront license, Roche licensed P-BCMA-ALLO1 and P-CD19CD20-ALLO1, or each, a Tier 1 program. P-BCMA-ALLO1, is currently in a Phase 1 trial, being developed for patients with relapsed/refractory multiple myeloma, using the learnings from our first autologous program P-BCMA-101. P-CD19CD20-ALLO1, being developed for the treatment of B-Cell hematological indications, is a program for which we recently initiated a Phase 1 trial. In addition to the two licensed programs, Roche has an option to license P-CD70-ALLO1 and P-BCMACD19-ALLO1, or each a Tier 2 program. P-CD70-ALLO1 is a preclinical stage program being developed to treat hematological indications. P-BCMACD19-ALLO1, is a preclinical dual target program, being developed to treat multiple myeloma. In addition to the Tier 1 and Tier 2 programs, we entered into a research collaboration with Roche, in which Roche has an exclusive license under certain of our intellectual property to develop, manufacture and commercialize up to six allogeneic CAR-T cell therapy products in hematological indications.

Under the Roche Collaboration Agreement, Roche made an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products. We are further entitled to receive, on a product-by-product basis, tiered royalty payments in the mid-single to low double digits on net sales of products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs and in the low to mid-single digits for Licensed Products, in each case, subject to certain customary reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of the licensed patents covering such product in such country or ten years from first commercial sale of such product in such country.

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone. All performance obligations and payment terms under the Roche Collaboration Agreement otherwise remained unchanged.

Takeda

In October 2021, we entered into a collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, under which we received an upfront payment of $45.0 million and research and development, or R&D, reimbursement payments throughout the agreement.

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

Our Team

We are led by an experienced management team with an unwavering commitment to developing next generation cell and gene therapeutics with the capacity to cure. Our Executive Chairman, Mark J. Gergen, J.D., has over 25 years of experience in healthcare and life science companies and most recently served as our President and Chief Business Officer, until his transition to Chief Executive Officer in February 2022 and most recent appointment as Executive Chairman on January 1, 2024. Prior to joining our company in early 2018, Mr. Gergen was part of the executive management team for a number of successful biotechnology companies, including Amylin Pharmaceuticals, Mirati Therapeutics, and Halozyme Therapeutics. Our Chief Executive Officer, Kristin Yarema, Ph.D., previously President, Cell Therapy, from April 2022 through her appointment as CEO, has over 20 years of experience in healthcare and life science companies and, prior to joining our company in April 2022, Dr. Yarema was part of the executive management team for a number of successful biotechnology and pharmaceutical companies, including Atara Biotherapeutics, Amgen and Novartis. As of December 31, 2023, the management team was supported by 330 employees, 165 of whom hold advanced degrees, including 91 with a Ph.D. and/or M.D. degree, and many with extensive experience in drug discovery and development.

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

CAR-T Contract Manufacturing

We have an internal clinical GMP manufacturing facility in San Diego adjacent to our headquarters to develop and manufacture preclinical materials and clinical supplies for Phase 1 and Phase 2 clinical trials. We commenced GMP manufacturing in the third quarter of 2021 and initially used the facility for manufacturing our P-MUC1C-ALLO1 program. We have now added our other product candidates, including P-BCMA-ALLO1 and P-CD19CD20-ALLO1, and this is our sole source of clinical manufacturing.

We have previously worked with a number of third-party contract manufacturers for production of our product candidates. For the manufacturing of P-BCMA-ALLO1 we previously worked with WuXi AppTec, Inc., from which we received clinical supply. In the fourth quarter of 2022, we received clearance to manufacture P-BCMA-ALLO1 at our internal clinical plant manufacturing facility and this site will be the future source of product going forward. For our other product candidates, we are evaluating various third-party manufacturers for clinical supply. We also work with a variety of suppliers to provide our manufacturing raw materials and we currently source our media from Stemcell and DNA components from Aldevron. We believe that our relationships with our contract manufacturers and suppliers are good. In the future, we may also build one or more commercial manufacturing facilities for any approved product candidates.

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

Due to the promising clinical therapeutic effect of CAR-T product candidates in clinical trials, we anticipate direct competition from other organizations developing advanced T cell therapies and other types of oncology therapies. This would include companies in the CAR-T space including: Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bristol-Meyers Squibb Company, Caribou Biosciences, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb Company), Gracell Biotechnologies Inc. (acquired by AstraZeneca PLC)., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda.

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

We have filed or will file for patent protection in the United States and internationally for P-MUC1C-ALLO1, P-PSMA-ALLO1, P-BCMA-ALLO1, P-CD19CD20-ALLO1 and our other product candidates, our cell therapy candidates and for P-FVIII-101, P-OTC-101, and P-PAH-101, our gene therapy product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

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

P-CD19CD20-ALLO1 is covered by a number of filings, including two published PCT applications each filed in April of 2022 that entered the national stage in October 2023. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from this application would not expire before 2042.

Our P-PSMA-ALLO1, P-BCMACD19-ALLO1, P-CD70-ALLO1 and other cell therapy programs are earlier in development and our program specific intellectual property coverage is still being developed.

Core components of each of these product candidates are protected by company-owned platform applications directed to scFv binders (P-MUC1C-ALLO1) or heavy-chain-only antibody fragment binders (P-BCMA-ALLO1), booster molecules for enhanced immune cell expansion (currently all allogeneic products), early memory T-cells (including TSCM) and methods of producing same (P-MUC1C-ALLO1, P-BCMA-ALLO1), methods of using the same in the treatment of cancer (all products), piggyBac transposition systems (all products), inducible safety switches (all products), marker genes for facilitating simultaneous selection and expansion of modified cells for product manufacture, and self-cleaving peptides for trivalent transposon constructs (all products). For P-CD19CD20-ALLO1, the heavy-chain-only antibody fragment binders utilized are not company-owned but protected by exclusive rights under our license to exclude others. Notably in December 2019, we were issued a U.S. patent that has claims that cover any modified T cell product that has 25% or more TSCM cells and has a patent term expiring in 2037. We also have issued U.S. patents covering manufacturing methods and cell culture media used to produce these genetically modified TSCM cells that have patent terms expiring in 2037. We also have an issued composition of matter patent in the U.S. protecting our Cas-CLOVER Site-specific Gene Editing System that has a patent term expiring in 2037. We also have issued composition of matter patents in the U.S. protecting our piggyBac DNA Delivery System that have patent terms expiring in 2030.

Our gene therapy programs, include P-FVIII-101, P-OTC-101, and P-PAH-101. P-OTC-101 is covered by a number of filings, including a published PCT application filed in March 2021 that entered national phase in September 2022. National phase applications are pending in several countries outside the United States, including most major market countries. Composition of matter claims issuing from these applications would not expire before 2041. In addition, we have a number of applications for delivery technology, including a published PCT application filed in February 2022 and a published PCT application filed in March 2022, which will enter national phase in August 2023 and September 2023, respectively. Composition of matter claims issuing from these applications would not expire before 2042. Finally, we own two pending provisional applications filed January 2023 that are due for conversion to non-provisional applications in January 2024. Composition of matter claims issuing from these applications would not expire before 2044.

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

For each Tier 1 Program, we will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by us in our performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the Phase 1 dose escalation, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, we will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay us an option exercise fee. For each Tier 1 Program and Tier 2 Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties will conduct an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which we will perform research and development activities through selection of a development candidate for IND-enabling activities, or each, a Collaboration Program. Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After we complete lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to us or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have us conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of our costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

Under the Roche Collaboration Agreement, Roche paid an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products.

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

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone. All performance obligations and payment terms under the Roche Collaboration Agreement otherwise remained unchanged.

Takeda Collaboration Agreement

In October 2021, we entered into a collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, under which we received an upfront payment of $45.0 million and R&D reimbursement payments throughout the agreement.

On May 31, 2023, we received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023, or the Termination Date. Until the Termination Date, the parties performed their respective obligations under the Takeda Collaboration Agreement and upon the Termination Date, our exclusivity obligations under the Takeda Collaboration Agreement terminated. In addition, the licenses granted to Takeda by us, and the licenses granted to us by Takeda to perform research activities under the Takeda Collaboration Agreement terminated. We recognized $8.9 million of previously deferred revenue during the year ended December 31, 2023 in acknowledgement that these performance obligations are no longer required to be performed. Upon termination we were granted full rights to develop all previously licensed programs, including P-FVIII-101 and P-PAH-101. We may seek new strategic collaborations in gene therapy that could include some or all of the programs previously included in the Takeda Collaboration Agreement and potentially additional internal programs, although we have no present commitments or agreements to enter into any such strategic collaborations.

In-License Agreements

April 2017 Commercial License Agreement with TeneoBio, Inc. (a subsidiary of Amgen Inc.)

On April 27, 2017, we entered into a commercial license agreement, or the 2017 TeneoBio Agreement, with TeneoBio, Inc., or TeneoBio, pursuant to which we obtained an exclusive, sublicensable, worldwide license to use and develop pharmaceutical products comprising allogeneic T-cells expressing a CAR molecule containing certain heavy-chain-only sequences provided by TeneoBio (a CAR containing a non-naturally occurring heavy-chain-only antibody fragment) for the treatment of human disease. We utilize these license rights in our P-BCMA-ALLO1 product candidate.

Pursuant to the 2017 TeneoBio Agreement, we have paid TeneoBio an upfront fee of $0.5 million through our selection of the antibodies licensed under the 2017 TeneoBio Agreement. We are required to pay TeneoBio up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any allogeneic product and up to an aggregate of $20.5 million upon the first achievement of certain clinical and regulatory milestones for any autologous product. We are also obligated to pay, on a product-by-product and country-by-country basis, a royalty in the low single-digit percentage on net sales of all licensed products.

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

October 2019 License Agreement with Xyone Therapeutics, Inc. (a successor-in-interest to Genus Oncology, LLC)

On October 24, 2019, we entered into a license agreement, or the Xyone Agreement, with Xyone Therapeutics, or Xyone. Pursuant to the Xyone Agreement, we paid Xyone an upfront fee of $1.5 million and Xyone granted us the option, which was exercised for an additional $1.5 million in April 2020, to obtain an exclusive, sublicensable, worldwide license under certain patents and a non-exclusive, sublicensable, worldwide license under certain know-how controlled by Xyone to research, develop and commercialize pharmaceutical products incorporating CAR cells expressing antibodies and derivatives thereof targeting MUC1, or a Xyone licensed product, and a non-exclusive, sublicensable, worldwide license under certain patents and know-how controlled by Xyone to research, develop and commercialize companion diagnostics for the treatment, prevention and palliation of human diseases and conditions. The licenses granted pursuant to the Xyone Agreement are subject to certain rights retained by an upstream licensor and the rights of the U.S. government. The retained rights of the upstream licensor pertain only to the ability of the upstream licensor to conduct teaching, education and other non-commercial research activities in the licensed field and for other academic, governmental or not-for-profit organizations to conduct non-commercial research activities in the licensed field, and do not limit our ability to pursue our programs and product candidates. We use a Xyone antibody or derivative thereof targeting MUC1 as a binder in our P-MUC1C-ALLO1 product candidate. Multiple other aspects of our P-MUC1C-ALLO1 product candidate are covered by other patents and intellectual property that we own or license and are not subject to rights of the U.S. government.

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

Amended and Restated License Agreement with HMGU

On March 12, 2021, we entered into an amended and restated patent license agreement, or the HMGU License Agreement, with Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, or HMGU, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and our other planned allogeneic programs.

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
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
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

Regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

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

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. The ACA, among other things: (1) introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (7) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (8) created a licensure framework for follow on biologic products; (9) established a Center for Medicare and Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and (10) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015, could also impact our business.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Human Capital Resources

As of December 31, 2023, we have grown to a team of 330 employees, 165 of whom hold advanced degrees, including 91 with a Ph.D. and/or M.D. degree. All of our employees were employed in the United States. Our highly qualified and experienced team, which includes scientists, physicians and professionals across research, clinical, manufacturing, regulatory, and general and administrative functions, is critical to our success. Of our employees, 278 were engaged in research and development activities and 52 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We also leverage temporary workers to provide flexibility for our business needs.

During 2023, we added over 16 employees to our team. We expect to continue to add additional employees in 2024 with a focus on expanding our expertise and capabilities in clinical and preclinical research and development.

Diversity, Equity and Inclusion

We pride ourselves on promoting a diverse and inclusive work environment where team members feel empowered to achieve their fullest potential and contribute their unique perspectives to drive collaboration. We are committed to fostering a diverse, equitable and inclusive workplace as we build a best-in-class team to change the future of medicine.

As of December 31, 2023, based on employee self-reporting, approximately 46% of our full-time employees were women, and approximately 54% were members of an ethnic or racial minority group.

We will continue to focus on measuring and enhancing our diversity and inclusion initiatives across our entire workforce. We recruit the best qualified employees regardless of sex, gender, ethnicity, race, religion, or other protected traits, and it is our policy to comply with all applicable laws related to discrimination in the workplace.

Recruitment, Development and Retention

Successful execution of our strategy is dependent on attracting, retaining, and motivating a diverse team of highly skilled employees at all levels. In 2023, we added 16 employees to our team, including our current CEO.

We have established a comprehensive and competitive total compensation package for our permanent employees, which generally consists of base pay and a mix of short-term and long-term incentives. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs. Accordingly, we generally award stock options and restricted stock units to permanent employees, both upon initial hiring and annually thereafter, allow participation in an employee stock purchase program, and pay annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. Our leave programs include paid time off, holidays, sick time, and other paid and unpaid leaves. Our health and wellness programs include medical, dental, and vision care, for which a portion of the cost is covered by Poseida, company-paid life insurance, matching contributions to a 401(k) savings plan retirement savings, an employee assistance program (EAP) and other benefits.

We believe that continued learning and development, training and other resources are also an essential part of retaining our employees and creating a culture of learning and leadership. We encourage our employees to participate in, and take advantage of, a variety of learning and development resources, including online skills courses, leadership workshops, career counseling through the EAP, other professional development programs and informal mentorship.

Employee Communication and Engagement

We recognize that our employees perform best when they know how their work contributes to our overall strategy. To achieve this, we emphasize open and direct communication through the use of a variety of channels, town hall meetings, company-wide written communications, and postings on our company intranet.

We continuously strive to ensure that employee morale remains strong, which we evaluate by conducting employee engagement surveys that seek to identify key areas of employee focus, solicit employee feedback, and enhance our understanding of our employees’ views of our work environment and culture, and by monitoring employee turnover rates. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.

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

We are a clinical-stage cell and gene therapy company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2023 and 2022, we have incurred a net loss of $123.4 million and $64.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $594.3 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of December 31, 2023, we had $212.2 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of December 31, 2023, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Our product candidates are in the early stages of development and we have a limited history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies, establishing manufacturing capabilities and conducting drug discovery and preclinical studies. In November 2021, we made the decision to wind-down clinical development of our P-BCMA-101 program, which was the first of our product candidates to have been tested in humans. In November 2022, we announced the decision to wind-down clinical development of our P-PSMA-101 program, our first solid tumor clinical trial. We initiated Phase 1 clinical trials for P-BCMA-ALLO1 and P-MUC1C-ALLO1 in late 2021 and recently initiated the Phase 1 trial for P-CD19CD20-ALLO1 in late 2023. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

In addition, the gene editing industry is rapidly developing, and our competitors may introduce new technologies that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop alternative technologies, any failures of such technologies could adversely impact our programs. For example, some studies have suggested that gene editing using the CRISPR-Cas9 method may increase the risk that the edited cells themselves become cancerous, and in October 2021, discovery of a chromosomal abnormality of unknown clinical significance resulted in a full clinical hold on the programs of one of our competitors utilizing the TALEN method. In November 2023, the FDA announced that it was investigating the risk of secondary malignancies with CAR-T therapies. Regardless of our belief that our non-viral Cas-CLOVER approach to gene editing may avoid some of these issues, it is possible that our approach will be associated with similar risks or that issues encountered with other gene editing techniques or CAR-T therapies will create a negative perception of or increase scrutiny for our technologies and product candidates.

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

Our business is highly dependent on the success of our lead product candidates. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize our lead product candidates. Because our three allogeneic CAR-T product candidates, P-BCMA-ALLO1, P-MUC1C-ALLO1 and P-CD19CD20-ALLO1, are among the first allogeneic products to be evaluated in the clinic, the failure of any such product candidates, or the failure of other allogeneic cell therapy programs, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence public and investor opinion in regard to the viability of our pipeline of allogeneic cell therapy programs. All of our product candidates, including our lead product candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, continued access to sufficient clinical and eventually commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because our other product candidates are based on similar technology as our lead product candidates, if any of the lead product candidates encounters additional safety issues, efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

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

Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving gene editing may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

The gene editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. This may lead to our manufacturing efforts or gene editing technologies to be scrutinized or viewed as unsafe. Our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates, if approved, as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our product candidates.

In addition, given the novel nature of gene editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for such product candidates.

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

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or any other comparable regulatory authority, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for certain of the rare diseases we are targeting in our programs. In addition, if patients are unwilling to participate in our trials due to negative publicity from adverse events related to the cell therapy, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors currently and may in the future, have ongoing clinical trials for product candidates that treat the same indications as product candidates we are developing and may develop in the future, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Clinical trial patient enrollment is also affected by other factors, including severity of the disease under investigation; size of the patient population and process for identifying patients; design of the trial protocol; the risk that enrolled patients will drop out before completion of the trial availability; efficacy of approved medications for the disease under investigation; our ability to obtain and maintain patient informed consent; eligibility and exclusion criteria for the trial in question; our ability to monitor patients adequately during and after treatment; and proximity and availability of clinical trial sites for prospective patients, especially for those diseases which have more limited patient populations.

Enrollment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

Our or a third-party’s failure to execute on our manufacturing requirements or maintain compliance with cGMP manufacturing standards could adversely affect our business in a number of ways, including:

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

Manufacturing genetically engineered products is complex and may require the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

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
•
the inability of sales personnel to obtain access to physicians or educate an adequate number of physicians regarding the benefits of any product, once approved;
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

We have, with respect to our collaboration with Roche, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, Takeda made a recent internal shift in strategy away from adeno-associated virus, or AAV, gene therapy and rare hematology, which led to the termination of our collaboration with Takeda. In addition, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement. A decision by Roche to pursue less than the maximum number of targets or programs available for collaboration under the collaboration agreement would limit the potential payments we may receive under the Roche Collaboration Agreement, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from this arrangement will depend on our collaborator’s ability to successfully perform the functions assigned to them in this arrangement and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture of product. For example, under the Roche Collaboration Agreement, while Roche is obligated to reimburse us for a specified percentage of certain costs incurred in performance of development activities relating to P-CD19CD20-ALLO1, we will be responsible for the balance and the amount Roche is obligated to reimburse us is subject to a maximum cap.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and RSUs that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, in 2022, two of our executive officers provided notice of their resignation and retirement. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of any of our executive officers. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. We have experienced higher than normal turnover in recent years, due to the increasingly competitive hiring market in the biotechnology industry and if we cannot retain our existing employees and hire new employees to combat the impact of attrition, our operations may be adversely affected.

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bristol-Meyers Squibb Company, Caribou Biosciences, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Gracell Biotechnologies Inc. (acquired by AstraZeneca PLC)., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

We carry product liability insurance of $10.0 million per occurrence and $10.0 million aggregate limit. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of December 31, 2023, we had 330 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

As of December 31, 2023, we had $285.3 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2023, we also had aggregate U.S. federal orphan drug credits and R&D credits of approximately $46.9 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the

American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through March 4, 2024, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 4, 2024, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 56% of our voting stock. Therefore, these stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and various requirements the Nasdaq Global Select Market have imposed on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, we are permitted to implement many of these requirements over a longer period and up to five years from the completion of our initial public offering. We have and intend to continue to take advantage of this new legislation but cannot guarantee that we will remain an “emerging growth company” and may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. We estimate that we annually incur approximately $4.0 million to $5.0 million in additional expenses to comply with the requirements imposed on us as a public company.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments for example, due to applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents and to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that we, and the third parties upon whom we rely, maintain, there can be no assurance that these measures will be effective. We may be unable to detect and remediate all vulnerabilities in our information technology systems on a timely basis because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business and could be exploited and result in a security incident.

We cannot be certain that our data protection efforts and our investment in information technology will prevent a security incident from occurring. If we suffer such an incident, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management attention; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Our risks are likely to increase as we continue to expand our business, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with health and data protection obligations could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and/or adverse publicity and could negatively affect our operating results and business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, breach notification laws, health information privacy laws, personal data privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, (collectively, the CCPA), applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of individuals to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, similar data privacy and security laws have been proposed at the federal, state, and local levels in recent years and we expect more states to pass similar laws in the future, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we violate HIPAA, we may be subject to significant penalties. Further, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Outside of the United States, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The unstable nature of European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims) and mass arbitration demands, breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or substantial changes to our business model or operations.

Social media platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our Enterprise Risk Management Committee, together with the company’s security and legal teams as well as third party service providers, help identify, assess and manage the Company’s cybersecurity threats and risks. Additionally, the Enterprise Risk Management Committee, the security team, the legal teams and the Company’s third party service providers identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting assessments of controls, conducting threat and vulnerability assessments, and engaging in simulated penetration testing and tabletop incident response exercises organized by third-party specialists.

We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining incident response plans and policies, conducting periodic risk assessments, implementing security standards and certifications, encrypting data, maintaining network security controls, segregating data, maintaining physical security controls, system and data monitoring tools, periodic employee security training and simulation testing, penetration testing, and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Our cybersecurity risk management framework is based on the National Institute of Standards and Technology's Guide for Conducting Risk Assessments. For example, cybersecurity risks are assessed upon pre-defined matrices of probability and potential impact. Such risks are then recorded within an enterprise risk register along with risk treatment plans for approval from the Enterprise Risk Management Committee.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms, including legal counsel, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under General Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; a material disruption of our product candidates’ development programs; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Vice President of IT, Director of IT Operations, and General Counsel.

Our Vice President of IT and Director of IT Operations are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Vice President of IT is responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes and policy are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our Security team and General Counsel work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes and policy include reporting to the board of directors for certain cybersecurity incidents.

The board of directors receives periodic reports from the Enterprise Risk Management Committee and the Vice President of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We currently lease approximately 110,000 square feet of manufacturing, office, and laboratory space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to our office and laboratory space. The remaining 23,000 square feet of office and laboratory space is under a sublease that expires on December 31, 2025. We believe our existing leased space is sufficient to meet our facilities needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 4, 2024, there were approximately 64 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $305.4 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from the California Institute of Regenerative Medicine, or CIRM. We have also entered into a number of strategic agreements. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into a collaboration agreement with Roche and received an upfront payment of $110.0 million. In the third quarter of 2023, we entered into a securities purchase agreement and strategic rights letter agreement with Astellas, receiving a one-time payment of $50.0 million.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $212.2 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have incurred significant operating losses and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $123.4 million and $64.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $594.3 million.

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

Our most advanced internal solid tumor programs are:

•
P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial, and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We anticipate sharing an abstract on this program at the American Association for Cancer Research, or AACR, Annual Meeting in April 2024, focused on the correlation of higher lymphodepleting and cell expansion and a more fulsome clinical update at an appropriate forum in the second half of 2024.
•
P-PSMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We previously evaluated P-PSMA-101, a first generation autologous program, in a Phase 1 trial, however we made the strategic decision to stop further enrollment on that program and using findings from the clinical trial to inform the next generation allogeneic version. We had paused development of P-PSMA-ALLO1 to incorporate learnings from our initial allogeneic programs. Based on these learnings, we have recently reinitiated development and plan to commence IND-enabling activity in 2024.

Our most advanced hematological programs, partnered with Roche, are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche is responsible for all future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We recently shared a clinical data update on this program at the 65th American Society of Hematology, or ASH, Annual Meeting and Exposition in December 2023. We anticipate sharing a data update on BCMA refractory patients at the AACR Annual Meeting in April 2024. We plan to share an additional clinical update on this program at a scientific meeting in the second half of 2024, subject to coordination with Roche.
•
P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules into a T cell could provide a competitive advantage compared to current therapies, including in B-cell malignancies that may have heterogeneous antigen expression, and that targeting both CD19 and CD20 has the potential to overcome the limitations of currently available CD19-directed CAR-T products where antigen escape has been observed as an important resistance mechanism. We recently initiated the Phase 1 trial for P-CD19CD20-ALLO1 in late 2023. P-CD19CD20-ALLO1 was exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We plan to share an interim data update in the second half of 2024, subject to coordination with Roche.

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

Our most advanced gene therapy programs are:

•
P-FVIII-101, which is a liver-directed gene therapy combining piggyBac technology with our non-viral nanoparticle technology for the in vivo treatment of Hemophilia A. Hemophilia A is a bleeding disorder caused by a deficiency in Factor VIII production with a high unmet need. P-FVIII-101 utilizes piggyBac gene modification delivered via lipid nanoparticle that has demonstrated stable and sustained Factor VIII expression in animal models. We shared preclinical data on this program at the ASH Annual Meeting and Exposition in December 2023.
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

For each Tier 1 Program, we will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by us in our performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the Phase 1 dose escalation, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, we will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay us an option exercise fee. For each Tier 1 Program and Tier 2 Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties will conduct an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which we will perform research and development activities through selection of a development candidate for IND-enabling activities, or each, a Collaboration Program. Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After we complete lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to us or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have us conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of our costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

Under the Roche Collaboration Agreement, Roche paid an upfront payment to us of $110.0 million. Subject to Roche exercising its Tier 2 Program options, designating Collaboration Programs, and exercising its option for the Licensed Products commercial license and contingent on, among other things, the products from the Tier 1 Programs, optioned Tier 2 Programs and Collaboration Programs achieving specified development, regulatory, and net sales milestone events, we are eligible to receive certain reimbursements, fees and milestone payments, in the aggregate up to $6.0 billion, comprised of (i) $1.5 billion for the Tier 1 Programs; (ii) $1.1 billion for the Tier 2 Programs, (iii) $2.9 billion for the Collaboration Programs; and (iv) $415.0 million for the Licensed Products.

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

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone. All performance obligations and payment terms under the Roche Collaboration Agreement otherwise remained unchanged.

Takeda Collaboration Agreement

In October 2021, we entered into a collaboration and license agreement, or the Takeda Collaboration Agreement, with Takeda Pharmaceuticals USA, Inc., or Takeda, under which we received an upfront payment of $45.0 million and R&D reimbursement payments throughout the agreement.

On May 31, 2023, we received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023, or the Termination Date. Until the Termination Date, the parties performed their respective obligations under the Takeda Collaboration Agreement and upon the Termination Date, our exclusivity obligations under the Takeda Collaboration Agreement terminated. In addition, the licenses granted to Takeda by us, and the licenses granted to us by Takeda to perform research activities under the Takeda Collaboration Agreement terminated. We recognized $8.9 million of previously deferred revenue during the year ended December 31, 2023 in acknowledgement that these performance obligations are no longer required to be performed. Upon termination we were granted full rights to develop all previously licensed programs, including P-FVIII-101 and P-PAH-101. We may seek new strategic collaborations in gene therapy that could include some or all of the programs previously included in the Takeda Collaboration Agreement and potentially additional internal programs, although we have no present commitments or agreements to enter into any such strategic collaborations.

In-License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—In-License Agreements” and Note 12 to our consolidated financial statements included in this Annual Report.

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
•
Amended and Restated License Agreement with HMGU, or the HMGU License Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by HMGU covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and our other planned allogeneic programs.

CIRM Grant Funding

In 2018, we were granted an award in the amount of $4.0 million from CIRM, of which we have received all proceeds, to support our preclinical studies for P-PSMA-101. The terms of this award include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreement, we recorded the proceeds as a liability when received. In the third quarter of 2023, we made the decision to not pursue additional clinical or other development activities related to the P-PSMA-101 program, however there is no obligation to repay the amounts associated with the P-PSMA-101 program, and we derecognized the respective liability and recorded such amount in other income during the year ended December 31, 2023.

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

At any one time, we are working on multiple research programs. We track external costs by the stage of program, for clinical stage programs, we track costs on a program-by-program basis, and for earlier stage work, including preclinical programs, we track these costs in the aggregate. However, as we continue advancing our allogeneic programs and wind-down our autologous programs and the aggregate amount of expenses for such autologous programs becomes immaterial, we plan to present research and development expenses attributable to such autologous programs on a consolidated basis. Our internal resources, employees and infrastructure, including our clinical manufacturing facility, are not directly tied to any one program and are typically deployed across multiple programs. As such, we do not track internal costs on a specific program basis.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, of personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, including P-MUC1C-ALLO1, P-BCMA-ALLO1 and P-CD19CD20-ALLO1, and begin to commercialize any approved products.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan agreement and amortization of debt discount and debt issuance costs. Given the environment of increasing interest rates, we expect our interest expense to increase incrementally to reflect market rates.

Other Income, Net

Other income, net consists of interest income and miscellaneous income and expense unrelated to our core operations. Interest income is comprised of interest earned on our available-for-sale securities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenues:
Collaboration revenue	$64,703	$130,492	$(65,789)
Total revenue	64,703	130,492	(65,789)
Operating expenses:
Research and development	156,772	152,899	3,873
General and administrative	37,435	37,539	(104)
Total operating expenses	194,207	190,438	3,769
Loss from operations	(129,504)	(59,946)	(69,558)
Other income (expense):
Interest expense	(8,671)	(6,370)	(2,301)
Other income, net	14,852	2,858	11,994
Loss before income tax	(123,323)	(63,458)	(59,865)
Income tax expense	(107)	(544)	437
Net loss	$(123,430)	$(64,002)	$(59,428)

Collaboration Revenue

Collaboration revenue was $64.7 million for the year ended December 31, 2023, compared to $130.5 million for the same period in 2022. The decrease of $65.8 million was primarily due to a $71.1 million decrease in revenue recognized from the license and research services performed under the Roche Collaboration Agreement, which was primarily related to the recognition of revenue related to the initial license granted under the agreement in 2022. This overall decrease in collaboration revenue was offset by a $5.3 million increase in revenue recognized from the research services performed under the Takeda Collaboration Agreement. This increase was primarily due to $8.9 million of previously deferred revenue recognized as a result of the termination of the Takeda Collaboration Agreement in the third quarter of 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2023	2022	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$11,626	$10,910	$716
P-MUC1C-ALLO1	7,699	5,244	2,455
P-CD19CD20-ALLO1	1,907	—	1,907
Total allogeneic programs	21,232	16,154	5,078
Autologous programs:
P-BCMA-101	59	10,256	(10,197)
P-PSMA-101	2,285	19,529	(17,244)
Total autologous programs	2,344	29,785	(27,441)
Total clinical stage programs	23,576	45,939	(22,363)
Preclinical stage programs and other unallocated expenses	43,947	30,715	13,232
Internal costs:
Personnel	72,848	61,341	11,507
Facilities and other	16,401	14,904	1,497
Total research and development expenses	$156,772	$152,899	$3,873

Research and development expenses were $156.8 million for the year ended December 31, 2023, compared to $152.9 million for the year ended December 31, 2022. The increase in research and development expenses of $3.9 million was primarily related to an increase of $13.2 million of preclinical stage programs and other unallocated expenses due to an increase in research collaboration activity, an increase of $11.5 million of personnel expenses, including a $2.7 million increase in stock-based compensation expense, as driven by increased headcount, and an increase of $1.5 million of internal costs related to facilities and other expenses, offset by a decrease of $22.4 million in clinical stage programs. The decrease of $22.4 million in clinical stage programs was primarily driven by the wind-down of our clinical development activities associated with our autologous programs, offset by an increase in allogeneic programs, driven primarily by overall enrollment and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1.

General and Administrative Expenses

General and administrative expenses were $37.4 million for the year ended December 31, 2023, compared to $37.5 million for the year ended December 31, 2022. The decrease in general and administrative expenses of $0.1 million was primarily related to a decrease of $1.5 million in insurance costs, offset by an increase of $1.2 million of personnel expenses, primarily due to an increase in stock-based compensation expense driven by a one-time expense associated with the resignation of our former Executive Chairman.

Interest Expense

Interest expense was $8.7 million for the year ended December 31, 2023, compared to $6.4 million for the year ended December 31, 2022 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $2.3 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $14.9 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022. This increase of $12.0 million was primarily due to an increase of $7.3 million in interest income, as a result of higher interest rates and higher investment balance available, and write off of deferred

CIRM grant liability of $4.0 million during the year ended December 31, 2023 related to the grant award that we no longer intend to repay as a result of our decision to not pursue additional clinical or other development activities for the P-PSMA-101 program.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. Our net losses were $123.4 million and $64.0 million for the years ended December 31, 2023 and 2022, respectively, and negative cash flows from operations of $92.2 million and $26.8 million, respectively. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2023, we had an accumulated deficit of $594.3 million.

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

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $305.4 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In the fourth quarter of 2021, we entered into a collaboration agreement with Takeda and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into a collaboration agreement with Roche and received an upfront payment of $110.0 million. In the third quarter of 2023, we entered into a securities purchase agreement and strategic rights letter agreement with Astellas, receiving a one-time payment of $50.0 million.

We expect that our cash, cash equivalents and short-term investments as of December 31, 2023, of $212.2 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

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

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or Amended Loan Agreement, for a total outstanding balance of $30.0 million.

In February 2022, we entered into a new Loan and Security Agreement, or the 2022 Loan Agreement, with Oxford. Pursuant to the terms of the 2022 Loan Agreement, we borrowed $60.0 million in term loans, a portion of which was used to repay the balance outstanding under the Amended Loan Agreement. Under the 2022 Loan Agreement the initial interest-only period is through April 1, 2025, followed by 23 equal monthly payments of principal and applicable interest. In September 2022, a qualifying equity event, as defined in the 2022 Loan Agreement, was achieved which extended the interest-only period through April 1, 2026, followed by 11 equal monthly payments of principal and applicable interest. As a result, all amounts outstanding under the 2022 Loan Agreement will mature on February 1, 2027.

As the London Interbank Offered Rate (“LIBOR”) ceased publication on June 30, 2023, we now utilize the Secured Overnight Financing Rate (“SOFR”) to calculate the amount of accrued interest on our borrowings. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. As of December 31, 2023, the interest rate applicable to our Term Loans borrowing was 13.27%.

We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

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

As of December 31, 2023, we had operating leases of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, of which 87,000 square feet is under a lease that expires on December 31, 2029, and includes a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of five years each.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years
Operating lease commitments	$34,012	$6,226	$16,787	$10,999
Debt obligations	86,721	8,095	78,626	—
Total	$120,733	$14,321	$95,413	$10,999

In addition to the contractual obligations and commitments presented in the table above, a significant portion of our cash requirements is associated with personnel expense, including payroll, employment benefits, hiring, employee retention and training costs. We expect that the amount of our personnel expense will increase in the foreseeable future as we continue to increase our headcount.

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

We have also entered into several license agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified preclinical, clinical and regulatory milestones as well as royalty payments. We have not included future payments under these license agreements in the table above since the payment obligations under these license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. We record these milestone payments when they are estimable and probable to be achieved. Estimating the timing or likelihood of achieving these milestones or generating future product sales requires significant judgment and is subject to uncertainty. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “Business—In-License Agreements” above.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(92,167)	$(26,772)
Cash provided by (used in) investing activities	39,134	(203,334)
Cash provided by financing activities	16,127	105,159
Net decrease in cash and cash equivalents	$(36,906)	$(124,947)

During the year ended December 31, 2023, operating activities used $92.2 million of cash, primarily resulting from our net loss of $123.4 million, offset by non-cash items of $17.1 million, and net cash provided by changes in our operating assets and liabilities of $14.1 million. Non-cash charges consisted primarily of $23.1 million in stock-based compensation, $5.6 million in depreciation expense, $0.8 million of accretion of discount on issued term debt, offset by $8.4 million of accretion of discounts on investments and a $4.0 million write off of deferred CIRM grant liability. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a $6.7 million increase in deferred revenue associated with the upfront payment received pursuant to the Astellas Strategic Rights Letter, a $5.0 million increase in accrued liabilities, a $3.4 million decrease in operating lease right-of-use assets, a $1.6 million decrease in prepaid expenses and other current assets, and a $1.0 million increase in accounts payable, offset in part by a $3.7 million decrease in operating lease liabilities.

During the year ended December 31, 2022, operating activities used $26.8 million of cash, primarily resulting from our net loss of $64.0 million, offset by non-cash items of $23.5 million, and net cash provided by changes in our operating assets and liabilities of $13.7 million. Non-cash charges consisted primarily of $18.9 million in stock-based compensation, $5.2 million in depreciation expense, $0.8 million of accretion of discount on issued term debt, offset by $1.8 million of accretion of discounts on investments. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $27.3 million increase in deferred revenue associated with the upfront payment received pursuant to the Takeda Collaboration Agreement, a $4.6 million decrease in operating lease right-of-use assets, a $1.4 million increase in accrued liabilities, a $0.6 million decrease in other long-term assets, and a $0.5 million decrease in prepaid expenses and other current assets, offset in part by a $9.1 million increase in accounts receivable, a $6.7 million decrease in accounts payable, and a $4.9 million decrease in operating lease liabilities.

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $39.1 million, consisting of $280.0 million in proceeds from maturities of short-term investments, partially offset by $237.8 million in purchase of short-term investments, and $3.1 million in purchases of property and equipment.

During the year ended December 31, 2022, net cash used in investing activities was $203.3 million, consisting of $294.4 million in purchase of short-term investments, and $3.9 million in purchases of property and equipment, partially offset by $95.0 million in proceeds from maturities of short-term investments.

The timing of purchase and sales of our short-term investments is driven by our available cash balance and maturity of existing investments. The purchase of property and equipment for all periods related to equipment purchases as we expanded our research and development and manufacturing activities, in addition to corporate office space.

Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $16.1 million, consisting of $14.4 million of proceeds from private placement of common stock, $1.3 million of proceeds from purchases under our ESPP and exercises of stock options, and $0.9 million of net proceeds from periodic issuances and sales of our common stock under the Sales Agreement with Cantor, partially offset by $0.5 million of taxes paid related to net share settlement of equity awards.

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

We apply Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”) to account for our contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We analyze the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. We evaluate our contracts with customers for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions with customers recorded in our consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

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

As of December 31, 2023, the unrecognized stock-based compensation expense related to employee stock options was $24.1 million and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. The intrinsic value of all outstanding stock options as of December 31, 2023 was approximately $1.7 million, of which approximately $0.8 million related to vested options and approximately $0.9 million related to unvested options.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $212.2 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of December 31, 2023, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement, bearing interest at a variable rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Proposal 1: Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the sections headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, under the section headed “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following financial statements and financial statement schedules as part of this Annual Report:

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Poseida Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Poseida Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operation and comprehensive loss, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

San Diego, California

March 7, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poseida Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Poseida Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter is also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 9, 2023

We served as the Company’s auditor from 2015 to 2023.

Poseida Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$44,472	$81,378
Short-term investments	167,730	201,115
Accounts receivable	9,010	9,088
Prepaid expenses and other current assets	5,263	6,982
Total current assets	226,475	298,563
Property and equipment, net	19,055	21,586
Operating lease right-of-use assets	21,726	25,085
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,081	1,055
Total assets	$273,885	$351,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,267	$2,228
Accrued expenses and other liabilities	31,092	26,068
Operating lease liabilities, current	5,951	5,866
Deferred revenue, current	31,008	19,723
Total current liabilities	71,318	53,885
Term debt	58,590	58,250
Deferred CIRM grant liability	—	3,992
Deferred revenue, non-current	16,780	21,333
Operating lease liabilities, non-current	20,882	24,636
Other long-term liabilities	2,614	2,146
Total liabilities	170,184	164,242
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at December 31, 2023 and December 31, 2022; 95,636,553 and 85,964,161 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	697,856	658,596
Accumulated other comprehensive income (loss)	126	(149)
Accumulated deficit	(594,291)	(470,861)
Total stockholders’ equity	103,701	187,595
Total liabilities and stockholders’ equity	$273,885	$351,837

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Collaboration revenue	$64,703	$130,492
Total revenue	64,703	130,492
Operating expenses:
Research and development	156,772	152,899
General and administrative	37,435	37,539
Total operating expenses	194,207	190,438
Loss from operations	(129,504)	(59,946)
Other income (expense):
Interest expense	(8,671)	(6,370)
Other income, net	14,852	2,858
Net loss before income tax	(123,323)	(63,458)
Income tax expense	(107)	(544)
Net loss	$(123,430)	$(64,002)

Other comprehensive income (expense):
Unrealized gain (loss) on short-term investments	275	(149)
Comprehensive loss	$(123,155)	$(64,151)

Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(0.89)
Weighted-average number of shares outstanding, basic and diluted	90,185,096	71,953,703

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	62,523,596	$6	$563,064	$—	$(406,859)	156,211
Issuance of common stock under employee stock compensation plans	440,565	—	1,310	—	—	1,310
Issuance of common stock from public offering, net of issuance costs of $5,223	23,000,000	3	75,296	—	—	75,299
Stock-based compensation expense	—	—	18,926	—	—	18,926
Unrealized loss on available-for-sale securities	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(64,002)	(64,002)
Balance at December 31, 2022	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans	1,220,059	—	782	—	—	782
Issuance of common stock through ATM, net of issuance costs	119,000	—	928	—	—	928
Issuance of common stock through private placement	8,333,333	1	14,416	—	—	14,417
Stock-based compensation expense	—	—	23,134	—	—	23,134
Unrealized gain on available-for-sale securities	—	—	—	275	—	275
Net loss	—	—	—	—	(123,430)	(123,430)
Balance at December 31, 2023	95,636,553	$10	$697,856	$126	$(594,291)	$103,701

The accompanying notes are an integral part of these financial statements.

Poseida Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(123,430)	$(64,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,614	5,172
Loss on disposal of property and equipment	3	348
Stock-based compensation	23,134	18,926
Write off of deferred CIRM grant liability	(3,992)	—
Accretion of discount on issued term debt	808	844
Accretion on investment securities, net	(8,385)	(1,775)
Changes in operating assets and liabilities:
Accounts receivable	77	(9,088)
Prepaid expenses and other current assets	1,565	499
Operating lease right-of-use assets	3,359	4,605
Other long-term assets	(25)	605
Accounts payable	1,038	(6,748)
Accrued expenses and other liabilities	5,004	1,399
Operating lease liabilities	(3,669)	(4,852)
Deferred revenue	6,732	27,295
Net cash used in operating activities	(92,167)	(26,772)
Investing Activities:
Purchases of property and equipment	(3,066)	(3,924)
Proceeds from sale of property and equipment	—	12
Purchases of short-term investments	(237,800)	(294,422)
Proceeds from maturities of short-term investments	280,000	95,000
Net cash provided by (used in) investing activities	39,134	(203,334)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	1,276	1,310
Payment of taxes related to net share settlement of equity awards	(494)	—
Proceeds from issuance of common stock through ATM offering, net of issuance costs	928	—
Proceeds from private placement of common stock	14,417	—
Proceeds from public offering of common stock, net of issuance costs	—	75,299
Proceeds from term debt	—	30,000
Payment of debt issuance costs	—	(1,450)
Net cash provided by financing activities	16,127	105,159
Net decrease in cash and cash equivalents	(36,906)	(124,947)
Cash and cash equivalents at beginning of period	81,378	206,325
Cash and cash equivalents at end of period	$44,472	$81,378

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$20	$1,144
Right-of-use assets obtained in exchange for operating lease liabilities	—	4,425

Supplemental disclosure of cash flow information:
Interest paid	$7,796	$5,138

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the years ended December 31, 2023 and 2022, the Company has incurred net losses of $123.4 million and $64.0 million respectively, and negative cash flows from operations for these same periods of $92.2 million and $26.8 million, respectively. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of December 31, 2023, the Company had an accumulated deficit of $594.3 million.

The Company expects that its cash, cash equivalents and short-term investments as of December 31, 2023 of $212.2 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Risk and Uncertainties

Global events such as the conflict in the Middle East, Russia’s invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt the Company’s supply chain and adversely affect its ability to conduct ongoing and future clinical trials of the Company’s product candidates. The extent to which any such ongoing or future conflict ultimately impacts the Company’s business is highly uncertain and cannot be predicted with confidence at this time.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with financial institutions and marketable securities. Cash equivalents are reported at fair value.

Short-Term Investments

Investments with a remaining maturity when purchased of greater than three months are classified as short-term investments in the consolidated balance sheet and consist primarily of U.S. Treasury and other government agency obligations. As the Company’s entire investment portfolio is considered available for use in current operations, the Company classifies all investment as available-for-sale and as current assets, even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Goodwill and Other Intangible Assets

Intangible assets were acquired as part of a business combination and have been capitalized at their acquisition date fair value. Indefinite-lived in process research and development (“IPR&D”) is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and it determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge would be recognized for the difference between the fair value and the carrying amount. There was no impairment of IPR&D for the years ended December 31, 2023 and 2022.

The Company additionally tests its goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset or asset group over the estimated asset’s fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse results from developmental work, adverse changes in applicable laws or regulations and a variety of other circumstances. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2023 and 2022.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets during the years ended December 31, 2023 and 2022.

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

The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized. The Company determines standalone selling price based on its overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer. The Company determines the transaction price based on the consideration to which it expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. The Company’s collaboration and license agreement contain no consideration payable to our customer or a significant financing component.

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

Contract Assets and Contract Liabilities

The Company receives payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which the Company does not yet have the right to payment. The current portion of contract asset is included within current assets on the consolidated balance sheet. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract.

Cost to Obtain and Fulfill a Contract

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services and payments due based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed. Payment terms on invoiced amounts are typically 30 - 60 days. The Company recognizes estimated allowance for credit losses based on an assessment of a customer’s ability to pay, credit quality of the customer, age of receivable balances and current economic conditions. As of December 31, 2023 and 2022, the Company recorded no allowance for credit losses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive gains (losses) have been reflected in the consolidated statements of operations and comprehensive income (loss) for all periods presented.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, issued ASU 2021-01, Reference Rate Reform: Scope. These updates provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and could be adopted no later than December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact adopting the new accounting guidance may have on the Company’s financial position and results of operations, but do not expect it to have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact adopting the new accounting guidance may have on the Company’s financial position and results of operations, but do not expect it to have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

Note 3. Composition of Certain Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	December 31,
	2023	2022
Contract research services	$1,556	$2,465
Prepaid insurance	995	1,507
Prepaid rent	506	492
Other	2,206	2,518
Total prepaid expenses and other current assets	$5,263	$6,982

Property and equipment, net

Property and equipment, net consisted of the following as of (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$21,271	$18,551
Leasehold improvements	14,113	14,006
Computer equipment and software	1,355	1,504
Furniture and fixtures	1,125	1,001
Total property and equipment	37,864	35,062
Less: Accumulated depreciation and amortization	(18,809)	(13,476)
Total property and equipment, net	$19,055	$21,586

Depreciation and amortization expense associated with property and equipment was $5.6 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of (in thousands):

	December 31,
	2023	2022
Contract research services	$14,621	$10,908
Payroll and related expense	13,076	11,271
Other	3,395	3,889
Total accrued expenses and other liabilities	$31,092	$26,068

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Maturity	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2023:
Money market funds	1 year or less	$37,590	$—	$—	$37,590
U.S. government agency securities and treasuries	1 year or less	167,604	158	(32)	167,730
Total		$205,194	$158	$(32)	$205,320

At December 31, 2022:
Money market funds	1 year or less	$57,799	$—	$—	$57,799
U.S. government agency securities and treasuries	1 year or less	206,520	13	(162)	206,371
Total		$264,319	$13	$(162)	$264,170

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. No available-for-sale debt securities held as of December 31, 2023 and 2022 had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of December 31, 2023, none of the Company’s securities were in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the year ended December 31, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
At December 31, 2023:
Assets:
Money market funds	$37,590	$—	$—
U.S. government agency securities and treasuries	167,730	—	—
Total	$205,320	$—	$—

At December 31, 2022:
Assets:
Money market funds and U.S. government agency treasuries	$63,055	$—	$—
U.S. government agency securities and treasuries	201,115	—	—
Total	$264,170	$—	$—

Note 6. Strategic Investment

Astellas

Terms of the Agreement

On August 4, 2023 (the “Signing Date”), the Company entered into a series of agreements (collectively, the “Astellas Agreements”) with Astellas US, LLC (“Astellas”) as described below.

Securities Purchase and Registration Rights Agreement

Pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), the Company agreed to issue and sell to Astellas in a private placement (the “Private Placement”) an aggregate of 8,333,333 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, at a purchase price of $3.00 per Share, for aggregate gross proceeds of $25.0 million. The Private Placement closed on August 7, 2023 (the “Closing Date”).

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

The Company did not recognize any revenue from the Astellas Agreements for the year ended December 31, 2023. The Company has $35.6 million of deferred revenue on its consolidated balance sheet as of December 31, 2023, expected to be recognized in tiered amounts by February 2025.

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

For each Tier 1 Program, the Company will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by the Company in its performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the Phase 1 dose escalation, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, the Company will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay an option exercise fee. For each Tier 1 Program and Tier 2 Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties will conduct an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a specified fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which the Company will perform research and development activities through selection of a development candidate for IND-enabling activities (each, a “Collaboration Program”). Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After the Company’s completion of lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to the Company or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have the Company conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of the Company’s costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

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

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone. All performance obligations and payment terms under the Roche Collaboration Agreement otherwise remained unchanged.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. As of December 31, 2023, the Company achieved a developmental milestone of $30.0 million, and in accordance with ASC 606, the Company determined that the achieved milestone represented an increase in the initial transaction price for its manufacturing process development program for the Tier 1 Programs in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone in an amount equal to the proportional percentage of the actual costs incurred under the manufacturing process development programs since its inception as a percentage of the total costs expected to be incurred over the expected term of conduct of the manufacturing process development program. The remaining unrecognized revenue associated with the milestone was recorded to deferred revenue and is being recognized as revenue over the expected term of conduct of the manufacturing process development program. All other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained. All other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

On May 31, 2023, the Company received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023 (the “Termination Date”). Until the Termination Date, the parties performed their respective obligations under the Collaboration Agreement and upon the Termination Date, the Company’s exclusivity obligations under the Collaboration Agreement terminated. In addition, the licenses granted to Takeda by the Company, and the licenses granted to the Company by Takeda to perform research activities under the Collaboration Agreement terminated. The Company recognized $8.9 million of previously deferred revenue during the year ended December 31, 2023 in acknowledgment these performance obligations are no longer required to be performed.

Deferred Revenue Reconciliation

While the Company’s entry into the Astellas Strategic Rights Letter was a strategic investment, for purposes of recognizing the remaining amount, it has been determined to be revenue, and as such, reference to remaining deferred revenue for these agreements is included in the following table. A contract asset of $30.0 million for the Roche Collaboration Agreement was netted against deferred revenue for the year ended December 31, 2023. There were no contract assets as of December 31, 2023 or 2022 related to the Takeda Collaboration Agreement or Astellas Strategic Rights Letter.

A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Astellas Strategic Rights Letter	Total
Balance as of December 31, 2021	$—	$13,762	$—	$13,762
Amounts received/invoiced	153,169	4,617	—	157,786
Revenue recognized	(121,420)	(9,072)	—	(130,492)
Balance as of December 31, 2022	$31,749	$9,307	$—	$41,056
Amounts received/invoiced	30,741	5,111	35,583	71,435
Revenue recognized	(50,285)	(14,418)	—	(64,703)
Balance as of December 31, 2023	$12,205	$—	$35,583	$47,788

Note 8. California Institute of Regenerative Medicine Award

The Company has been awarded funding from the California Institute of Regenerative Medicine (“CIRM”) to develop certain internal programs. Under the terms of the funding, both CIRM and the Company have co-funded specified programs, under which funding is provided in developmental milestones determined as a part of the award. The Company is obligated to share potential future revenues for the related programs with CIRM. The percentage of revenues due to CIRM in the future is dependent on the amount of the award received and whether revenue is generated from product sales or through license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine times the total amount awarded and paid to the Company. As an alternative to revenue sharing, the Company has the option to convert any award to a loan, which such option the Company must exercise on or before ten business days after the U.S. Food and Drug Administration (“FDA”) notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert any award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts due to CIRM vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to the full amount received plus interest at the rate of the three-month LIBOR rate plus 10% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability as the Company’s intention is to convert the award into a loan. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, upon determination of amounts that would become due, the Company will adjust accordingly.

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

Note 9. Term Debt

In 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”), which was subsequently amended (“Amended Loan Agreement”), pursuant to which the Company borrowed a total amount of $30.0 million.

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of December 31, 2023 was 13.27% per annum. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of December 31, 2023, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.76%. As of December 31, 2023, the balance of the unamortized debt discount was $1.4 million. The balance of the accrued final payment fee was $2.6 million as of December 31, 2023 and is presented as other long-term liability in the accompanying consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of December 31, 2023, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

Sale of Common Stock

In August 2022, the Company completed the sale of an aggregate of 23,000,000 shares of its common stock in an underwritten public offering, at a price of $3.50 per share, including 3,000,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The net proceeds to the Company from the offering were $75.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On August 4, 2023, the Company entered into a securities purchase agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in the Private Placement an aggregate of 8,333,333 shares of common stock at a purchase price of $3.00 per Share, for aggregate gross proceeds of $25.0 million. The Private Placement closed on August 7, 2023. The Company recorded the issuance of common stock at its estimated fair value on the date of issuance of $14.4 million, which reflects a DLOM of the shares. The DLOM was applied due to the inability to trade the shares until they are registered. The issuance of the equity shares was recorded upon the delivery of the underlying shares, with the associated fair value recorded within equity on the Company’s consolidated balance sheet.

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the year ended December 31, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. Since the Company’s inception, there have been no dividends declared.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2023:

Stock options issued and outstanding	14,909,912
Restricted stock units issued and outstanding	4,555,099
Authorized for future options and award grants	4,332,980
Authorized for future issuance under Employee Stock Purchase Plan	1,773,794
Total	25,571,785

Note 11. Stock-Based Compensation

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

As of December 31, 2023, there were 2,383,334 shares available to be granted under the 2020 Plan. Through December 31, 2023, the Company has exclusively granted stock options and restricted stock units under the 2020 Plan. Shares issued under the 2020 Plan are newly issued shares and the Company has no intention to repurchase previously issued shares. The exercise price of stock options granted under the 2020 Plan cannot be less than 100% of the fair value of the common stock on the grant date. The term and vesting period of each option shall be stated in the underlying agreements. However, the term shall be no more than ten years from the date of grant. The stock options generally vest over a four-year period. If stock options are granted to an optionee who, at the grant date, owns the Company common stock representing more than ten percent of the voting power of all classes of stock of the Company, then the term of the stock option shall be five years from the date of grant and the stock option exercise price is equal to 110% of the fair value at the date of grant.

In February 2022, the Company’s board of directors approved and adopted the 2022 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards to individuals not previously employees or non-employee directors of the Company, as an inducement toward entering into employment with the Company. Under the Inducement Plan approved in February 2022, the maximum number of shares of common stock initially approved to be issued was 2,000,000 shares. In December 2023, the Compensation Committee of the Company’s board of directors approved an amendment to the Inducement Plan which increased the pool to a maximum of 3,517,105 shares. As of December 31, 2023, there were 1,949,646 shares available to be granted under the Inducement Plan.

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	11,861,881	$7.61
Granted	4,054,949	4.69
Exercised	(37,166)	3.65
Forfeited/Cancelled	(969,752)	7.41
Balance at December 31, 2023	14,909,912	$6.84	7.72	$1,680
Options vested and expected to vest as of December 31, 2023	14,909,912	$6.84	7.72	$1,680
Options vested and exercisable as of December 31, 2023	8,003,272	$8.01	7.09	$840

The weighted-average grant date fair value of options granted for the years ended December 31, 2023 and 2022 was $3.40 and $2.64, respectively. The aggregate intrinsic value of options exercised was $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, determined as of the date of exercise. The Company received $0.1 million and $0.2 million in cash from options exercised for the years ended December 31, 2023 and 2022, respectively. The total fair value of options vested was $22.3 million and $22.1 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized compensation cost related to stock options was $24.1 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.3 years.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.05%	2.16%
Expected volatility	82.59%	84.94%
Expected term (years)	5.97	5.97
Dividend yield	—	—

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

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	2,614,402	$3.69
Granted	2,944,792	4.76
Vested	(725,082)	3.58
Forfeited/Cancelled	(279,013)	4.46
Balance at December 31, 2023	4,555,099	$4.35

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of December 31, 2023, total unrecognized compensation cost related to RSUs was $15.1 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.8 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. During the year ended December 31, 2023, a total of 536,669 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $1.1 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.26%	2.39%
Expected volatility	87.07%	93.68%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs, and the ESPP in the following expense categories of the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$12,303	$9,566
General and administrative	10,831	9,360
Total stock-based compensation expense	$23,134	$18,926

Note 12. Commitments and Contingencies

Operating Leases

In October 2018, the Company entered into a lease agreement for a facility in San Diego, California to be used for research and development and administrative activities. The lease term commenced on April 1, 2019 and will expire on December 31, 2029. In October 2019, the Company entered into a lease amendment to expand the existing premises. The lease term for the additional premises commenced on July 29, 2020 and will expire on December 31, 2029. Both the original lease and amendment provides for rent abatements and scheduled increases in base rent. In connection with the lease and its amendment, the Company made cash security deposits in the amount of $0.3 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

In July 2019, the Company entered into a lease agreement for a facility in San Diego, California that was retrofitted to Good Manufacturing Practice standards and is used for manufacturing in its early-stage clinical trials. The lease term commenced on June 26, 2020 and will expire on December 31, 2029. The lease provides for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million, included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

As of December 31, 2023, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

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

During the years ended December 31, 2023 and 2022, the Company recognized $5.8 million and $7.0 million, respectively, of operating lease expense, including a $0.6 million impairment of an ROU asset during the year ended December 31, 2022. During the year ended December 31, 2023, the Company paid $6.3 million for its operating leases. As of December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.6 years and 8.92%, respectively.

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2024	$6,188
2025	6,374
2026	5,107
2027	5,260
2028	5,418
Thereafter	5,581
Total future lease payments	33,928
Imputed interest	(7,095)
Total lease liability balance	26,833
Less current portion of lease liability	5,951
Lease liability, net of current portion	$20,882

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

Note 13. Income Taxes

The components of the pretax loss from operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S. Domestic	$(123,323)	$(63,458)
Net loss before income tax	$(123,323)	$(63,458)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$51	$456
State	56	88
Total current provision	107	544
Deferred:
Federal	—	—
State	—	—
Total deferred provision	—	—
Total provision	$107	$544

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Although the U.S. Congress is considering legislation that would defer or eliminate the capitalization and amortization requirement to later years, the Company has no assurance that the provision will be repealed or otherwise modified. As a result, the Company recorded income tax expense of $0.1 million for the year ended December 31, 2023.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Year Ended December 31,
	2023	2022
Federal statutory rate	$(25,898)	$(13,326)
Adjustments for tax effects of:
Tax credits	(12,938)	(9,026)
State taxes, net	(6,856)	(2,842)
Unrecognized tax benefits	2,970	2,209
Stock-based compensation	3,279	3,106
Other, net	224	171
Change in valuation allowance	39,326	20,252
Total	$107	$544

Significant components of the Company’s deferred tax assets and liabilities consist of the following as of (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$91,285	$89,300
Income tax credit carryforwards	48,119	38,674
R&D capitalization	39,341	23,370
Deferred revenue	9,965	2,584
Lease liabilities	7,514	8,468
Amortization	5,136	1,252
Accrued expenses	3,436	2,910
Grant income	—	1,108
Other, net	4,910	3,612
Total deferred tax assets	209,706	171,278
Deferred tax liabilities:
Right of use assets	(6,084)	(6,965)
Depreciation	(2,003)	(1,948)
Acquired indefinite lived intangibles	(370)	(366)
Total deferred tax liabilities	(8,457)	(9,279)
Valuation allowance	(201,304)	(162,054)
Net deferred tax liability	$(55)	$(55)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. A valuation allowance of $201.3 million has been recorded as of December 31, 2023, as compared to $162.1 million as of December 31, 2022. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not realize its net deferred tax asset in the foreseeable future.

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

As of December 31, 2023, the Company had state net operating loss carryforwards of $445.5 million, which begin to expire in 2035 and the Company had federal net operating loss carryforwards that do not expire but utilization is limited to 80% of taxable income for any given tax year in the amount of $285.3 million.

As of December 31, 2023, the Company had federal orphan drug credits and research and development credits and state research and development tax credits of $46.9 million and $19.7 million, respectively. The federal research and development tax credits will begin to expire in 2037, while the state credits do not expire.

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

The Company is subject to taxation in the U.S. and state jurisdictions. As of December 31, 2023, the Company’s tax years beginning 2012 to date are subject to examination by federal and other state taxing authorities due to the carry forward of unutilized net operating losses and research and development tax credits. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company is not currently under examination by the IRS or state and local tax authorities.

As of December 31, 2023, the Company had unrecognized tax benefits of $15.3 million, determined as follows:

	December 31,
	2023	2022
Balance at beginning of year	$11,805	$9,494
Increase for current year positions	3,091	2,403
Increase (decrease) for prior year positions	383	(92)
Balance at the end of year	$15,279	$11,805

These unrecognized tax benefits are not expected to change within the next twelve months. Of the $15.3 million of unrecognized tax benefits, zero would impact the effective tax rate due to the valuation allowance, if reversed. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023, there are no accrued interest or penalties.

Note 14. Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Total contributions by the Company during the years ended December 31, 2023 and 2022 were $1.9 million and $1.5 million, respectively.

Note 15. Net Loss Per Share

Basic net loss (income) per share is computed by dividing net loss (income) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss (income) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and from purchases under the ESPP, as well as from the possible exercise of the outstanding warrants.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Outstanding stock options and RSUs	19,465,011	14,476,283
Warrants to purchase common stock	121,122	121,122
ESPP Shares	243,906	45,285
	19,830,039	14,642,690

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description

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

4.7

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

10.7+

Forms of Non-U.S. Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 9, 2023).

10.8+

Forms of Non-U.S. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Poseida Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 9, 2023).

10.9+^

Transition and Consulting Agreement, by and between the Registrant and Eric Ostertag, dated February 1, 2023 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 9, 2023).

10.10+^

Second Amended and Restated Executive Employment Agreement, by and between the Registrant and Mark Gergen, dated January 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

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

10.13+^

Offer Letter, by and between the Registrant and Harry Leonhardt, dated July 1, 2020 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 9, 2023).

10.14+^

Offer Letter, by and between the Registrant and Brent Warner, dated January 6, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 9, 2023).

10.15+^

Executive Employment Agreement, by and between the Registrant and Kristin Yarema, Ph.D., dated January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

10.16+

Amended and Restated Participation Agreement, by and between the Registrant and Kristin Yarema, Ph.D., dated January 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

10.17+

Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on November 9, 2023).

10.18+

Poseida Therapeutics, Inc. Amended and Restated 2022 Inducement Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276948), filed with the SEC on February 8, 2024).

10.19+

Forms of Grant Notice, Stock Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Award Agreement under the Poseida Therapeutics, Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-262869), filed with the SEC on February 18, 2022).

10.20*

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

10.23^

Loan and Security Agreement, by and among the Registrant, Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated February 22, 2022 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-39376), filed with the SEC on March 10, 2022).

10.24^

Consent and First Amendment to Loan and Security Agreement, by and among the Registrant. Vindico NanoBioTechnology, LLC and Oxford Finance LLC, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on August 8, 2023).

10.25

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

10.27

Controlled Equity OfferingSM Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated August 13, 2021 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258804), filed with the SEC on August 13, 2021).

10.28*

Amended and Restated License Agreement, by and between the Registrant and Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, executed as of March 12, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39376), filed with the SEC on May 11, 2021).

10.29*

Collaboration and License Agreement, dated July 30, 2022, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-393376), filed with the SEC on November 10, 2022).

10.30^*	First Amendment to the Collaboration and License Agreement, dated November 7, 2023, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.31

Securities Purchase Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 4, 2023).

10.32^

Strategic Rights Letter Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 4, 2023).

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Poseida Therapeutics, Inc. Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

POSEIDA THERAPEUTICS, INC.

Date: March 7, 2024	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kristin Yarema, Ph.D. and Johanna Mylet, and each of them, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kristin Yarema	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Kristin Yarema, Ph.D.

/s/ Johanna M. Mylet	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2024
Johanna M. Mylet, C.P.A.

/s/ Mark J. Gergen	Executive Chairman and Director	March 7, 2024
Mark J. Gergen, J.D.

/s/ Rafael Amado	Director	March 7, 2024
Rafael Amado, M.D.

/s/ Charles M. Baum	Director	March 7, 2024
Charles M. Baum, M.D., Ph.D.

/s/ Cynthia Collins	Director	March 7, 2024
Cynthia Collins, M.B.A.

/s/ Luke Corning	Director	March 7, 2024
Luke Corning

/s/ Marcea B. Lloyd	Director	March 7, 2024
Marcea B. Lloyd, J.D.

/s/ John P. Schmid	Director	March 7, 2024
John P. Schmid, M.B.A.