Form 10-Q
period 2024-03-31
Poseida Therapeutics, Inc.
filed 2024-05-14
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, the registrant had 96,957,650 shares of common stock, $0.0001 par value per share, outstanding.

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
•
acts of terrorism, war and global conflicts, such as the Russia and Ukraine conflict, and the conflict in the Middle East, and the potential impact they may have on supply chains, the availability, and prices, of commodities, inflationary pressure and the overall U.S. and global financial markets;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,297	$44,472
Short-term investments	145,349	167,730
Accounts receivable	12,027	9,010
Prepaid expenses and other current assets	6,059	5,263
Total current assets	216,732	226,475
Property and equipment, net	18,364	19,055
Operating lease right-of-use assets	20,855	21,726
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,081	1,081
Total assets	$262,580	$273,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,704	$3,267
Accrued expenses and other liabilities	26,294	31,092
Operating lease liabilities, current	5,995	5,951
Deferred revenue, current	49,770	31,008
Total current liabilities	84,763	71,318
Term debt	58,691	58,590
Deferred revenue, non-current	11,903	16,780
Operating lease liabilities, non-current	19,875	20,882
Other long-term liabilities	2,754	2,614
Total liabilities	177,986	170,184
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at March 31, 2024 and December 31, 2023; 96,798,009 and 95,636,553 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	703,196	697,856
Accumulated other comprehensive income (loss)	(47)	126
Accumulated deficit	(618,565)	(594,291)
Total stockholders’ equity	84,594	103,701
Total liabilities and stockholders’ equity	$262,580	$273,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Collaboration revenue	$28,142	$10,343
Total revenue	28,142	10,343
Operating expenses:
Research and development	42,921	38,052
General and administrative	9,798	11,807
Total operating expenses	52,719	49,859
Loss from operations	(24,577)	(39,516)
Other income (expense):
Interest expense	(2,253)	(2,028)
Other income, net	2,556	2,697
Net loss	$(24,274)	$(38,847)

Other comprehensive income (expense):
Unrealized gain (loss) on short-term investments	(173)	151
Comprehensive loss	$(24,447)	$(38,696)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.45)
Weighted-average number of shares outstanding, basic and diluted	96,019,579	86,265,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	95,636,553	$10	$697,856	$126	$(594,291)	103,701
Issuance of common stock under employee stock compensation plans, net of tax withholdings	1,161,456	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	5,383	—	—	5,383
Unrealized loss on available-for-sale securities	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(24,274)	(24,274)
Balance at March 31, 2024	96,798,009	$10	$703,196	$(47)	$(618,565)	$84,594

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	85,964,161	$9	$658,596	$(149)	$(470,861)	187,595
Issuance of common stock under employee stock compensation plans, net of tax withholdings	675,726	—	258	—	—	258
Issuance of common stock through ATM, net of issuance costs	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale securities	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(24,274)	$(38,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,380	1,324
Stock-based compensation	5,383	7,480
Accretion of discount on issued term debt	241	172
Accretion on investment securities, net	(1,868)	(2,138)
Changes in operating assets and liabilities:
Accounts receivable	(3,016)	650
Prepaid expenses and other current assets	(854)	1,902
Operating lease right-of-use assets	871	877
Accounts payable	(563)	966
Accrued expenses and other liabilities	(5,356)	(7,551)
Operating lease liabilities	(963)	(935)
Deferred revenue	13,884	(1,905)
Net cash used in operating activities	(15,135)	(38,005)
Investing Activities:
Purchases of property and equipment	(130)	(784)
Purchases of short-term investments	(53,367)	(53,631)
Proceeds from maturities of short-term investments	77,500	50,000
Net cash provided by (used in) investing activities	24,003	(4,415)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	549	752
Payment of taxes related to net share settlement of equity awards	(592)	(494)
Proceeds from issuance of common stock through ATM offering, net of issuance costs	—	928
Net cash provided by (used in) financing activities	(43)	1,186
Net increase (decrease) in cash and cash equivalents	8,825	(41,234)
Cash and cash equivalents at beginning of period	44,472	81,378
Cash and cash equivalents at end of period	$53,297	$40,144

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$559	$1,069

Supplemental disclosure of cash flow information:
Interest paid	$2,013	$1,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage cell therapy and genetic medicines company advancing a new class of treatments for patients with cancer and rare diseases. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including its non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the three months ended March 31, 2024, the Company incurred a net loss of $24.3 million and negative cash flows from operations of $15.1 million. The Company expects it will continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2024, the Company had an accumulated deficit of $618.6 million.

The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2024 of $198.6 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024 from which the Company derived its condensed consolidated balance sheet as of December 31, 2023.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$21,733	$21,271
Leasehold improvements	14,113	14,113
Computer equipment and software	1,355	1,355
Furniture and fixtures	1,352	1,125
Total property and equipment	38,553	37,864
Less: Accumulated depreciation and amortization	(20,189)	(18,809)
Total property and equipment, net	$18,364	$19,055

Depreciation and amortization expense associated with property and equipment was $1.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract research services	$16,595	$14,621
Payroll and related expense	5,224	13,076
Other	4,475	3,395
Total accrued expenses and other liabilities	$26,294	$31,092

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Maturity	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2024:
Money market funds	1 year or less	$49,855	$—	$—	$49,855
U.S. government agency securities and treasuries	1 year or less	145,396	14	(61)	145,349
Total		$195,251	$14	$(61)	$195,204

At December 31, 2023:
Money market funds	1 year or less	$37,590	$—	$—	$37,590
U.S. government agency securities and treasuries	1 year or less	167,604	158	(32)	167,730
Total		$205,194	$158	$(32)	$205,320

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. No available-for-sale debt securities held as of March 31, 2024, had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2024, none of the Company’s securities were in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
At March 31, 2024:
Assets:
Money market funds	$49,855	$—	$—
U.S. government agency securities and treasuries	145,349	—	—
Total	$195,204	$—	$—

At December 31, 2023:
Assets:
Money market funds	$37,590	$—	$—
U.S. government agency securities and treasuries	167,730	—	—
Total	$205,320	$—	$—

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

The Company recognized $11.9 million of revenue from the Astellas Agreements for the three months ended March 31, 2024. The Company has $23.7 million of deferred revenue on its condensed consolidated balance sheet as of March 31, 2024, expected to be recognized in tiered amounts by February 2025.

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

The parties are conducting an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a specified fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which the Company will perform research and development activities through selection of a development candidate for IND-enabling activities (each, a “Collaboration Program”). Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After the Company’s completion of lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to the Company or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have the Company conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of the Company’s costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. In the fourth quarter of 2023, the Company achieved a developmental milestone of $30.0 million, and in accordance with ASC 606, the Company determined that the achieved milestone represented an increase in the initial transaction price for its manufacturing process development program for the Tier 1 Programs in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone in an amount equal to the proportional percentage of the actual costs incurred under the manufacturing process development programs since its inception as a percentage of the total costs expected to be incurred over the expected term of conduct of the manufacturing process development program. The remaining unrecognized revenue associated with the milestone is included within deferred revenue and is being recognized as revenue over the expected term of conduct of the manufacturing process development program. All other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

Deferred Revenue Reconciliation

While the Company’s entry into the Astellas Strategic Rights Letter was a strategic investment, for purposes of recognizing the remaining amount, it has been determined to be revenue, and as such, reference to remaining deferred revenue for these agreements is included in the following table. There were no contract assets as of March 31, 2024 related to the Roche Collaboration Agreement, Takeda Collaboration Agreement or Astellas Strategic Rights Letter. A contract asset of $30.0 million for the Roche Collaboration Agreement was netted against deferred revenue for the year ended December 31, 2023. There were no contract assets as of December 31, 2023 related to the Takeda Collaboration Agreement or Astellas Strategic Rights Letter.

A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Astellas Strategic Rights Letter	Total
Balance as of December 31, 2022	$31,749	$9,307	$—	$41,056
Amounts received/invoiced	30,741	5,111	35,583	71,435
Revenue recognized	(50,285)	(14,418)	—	(64,703)
Balance as of December 31, 2023	$12,205	$—	$35,583	$47,788
Amounts received/invoiced	42,027	—	—	42,027
Revenue recognized	(16,281)	—	(11,861)	(28,142)
Balance as of March 31, 2024	$37,951	$—	$23,722	$61,673

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The interest rate applicable to the Term Loans as of March 31, 2024 was 13.25% per annum. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of March 31, 2024, there was $60.0 million outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.74%. As of March 31, 2024, the balance of the unamortized debt discount was $1.3 million. The balance of the accrued final payment fee was $2.7 million as of March 31, 2024 and is presented as other long-term liability in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of March 31, 2024, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

Sale of Common Stock

On August 4, 2023, the Company entered into a securities purchase agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in the Private Placement an aggregate of 8,333,333 shares of common stock at a purchase price of $3.00 per Share, for aggregate gross proceeds of $25.0 million. The Private Placement closed on August 7, 2023. The Company recorded the issuance of common stock at its estimated fair value on the date of issuance of $14.4 million, which reflects a DLOM of the shares. The DLOM was applied due to the inability to trade the shares until they are registered. The issuance of the equity shares was recorded upon the delivery of the underlying shares, with the associated fair value recorded within equity on the Company’s condensed consolidated balance sheet.

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the three months ended March 31, 2024, the Company did not issue any shares of common stock under the “at the market offering” program. During the three months ended March 31, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock under the “at the market offering” program at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

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

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	14,909,912	$6.84
Granted	3,143,177	4.00
Exercised	(12,823)	2.49
Forfeited/Cancelled	(82,284)	6.21
Balance at March 31, 2024	17,957,982	$6.35	7.89	$1,312
Options vested and expected to vest as of March 31, 2024	17,957,982	$6.35	7.89	$1,312
Options vested and exercisable as of March 31, 2024	8,780,735	$7.88	6.92	$718

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $2.90 and $3.92, respectively. The aggregate intrinsic value of options exercised was $13 thousand and $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively, determined as of the date of exercise. The Company received $32 thousand and $0.1 million in cash from options exercised during each of the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, total unrecognized compensation cost related to stock options was $29.4 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.6 years.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.2%	4.2%
Expected volatility	84.2%	82.8%
Expected term (years)	5.8	6.0
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	4,555,099	$4.35
Granted	2,262,809	4.00
Vested	(990,034)	4.85
Forfeited/Cancelled	(38,779)	4.66
Balance at March 31, 2024	5,789,095	$4.13

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of March 31, 2024, total unrecognized compensation cost related to RSUs was $22.3 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.0 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. During the three months ended March 31, 2024, a total of 310,054 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.5 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.4%	5.0%
Expected volatility	95.3%	73.2%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,006	$2,749
General and administrative	2,377	4,731
Total stock-based compensation expense	$5,383	$7,480

Note 12. Commitments and Contingencies

Operating Leases

As of March 31, 2024, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025.

During the three months ended March 31, 2024 and 2023, the Company recognized $1.4 million and $1.5 million, respectively, of operating lease expense. During the three months ended March 31, 2024, the Company paid $1.5 million for its operating leases. As of March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.4 years and 8.9%, respectively.

As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remaining 9 months)	$4,670
2025	6,374
2026	5,107
2027	5,260
2028	5,418
Thereafter	5,581
Total future lease payments	32,410
Imputed interest	(6,540)
Total lease liability balance	25,870
Less current portion of lease liability	5,995
Lease liability, net of current portion	$19,875

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

The Company’s potentially dilutive securities, which include warrants to purchase common stock, common stock options, restricted stock units and common stock from the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options and RSUs	23,747,077	19,089,987
Warrants to purchase common stock	121,122	121,122
ESPP Shares	30,656	16,829
	23,898,855	19,227,938

Note 14. Subsequent Event

On April 30, 2024, the Company and Xyphos Biosciences, Inc., a wholly-owned subsidiary of Astellas Pharma Inc. (“Xyphos”), entered into a collaboration and license agreement (the “Collaboration Agreement”), pursuant to which the Company will grant to Xyphos (i) an exclusive license under certain Company intellectual property to conduct activities under two research plans, to create one Company-developed CAR-T construct to form the basis of two convertibleCAR® product candidates targeting solid tumors, which will be generated by using both parties’ platform technology (each a “Research Product”), where each Research Product will bind to a human tumor-associated antigen, and may also bind to a human antigen associated with a tumor microenvironment, (ii) an exclusive license under certain Company intellectual property to develop, and commercialize up to two Research Products that have been designated as licensed products following receipt of the applicable IND-enabling data package, and (iii) an exclusive license under certain Company intellectual property to manufacture the products once manufacturing technology transfer has been completed.

For each research plan, the Company will perform development activities through the generation of an IND-enabling data package and Xyphos is obligated to reimburse the Company for FTE costs and expenses incurred by the Company in its performance of certain activities, up to an agreed annual cap. Xyphos may request that the Company transfer the manufacturing process for a product to Xyphos, or that, subject to the payment of a fee, the Company manufacture the Allo-T Cells forming part of such product for use in the first Phase 1 trial of such product.

Under the Collaboration Agreement, Xyphos is obligated to make an upfront payment to the Company of $50.0 million, $6.0 million of which is an advanced payment for research and development activities to be conducted by the Company. The Company could also receive up to $550.0 million in potential development and sales milestone payments and contingency payments. The Company is further entitled to receive tiered royalty payments up to the low teens as a percentage of net sales.

The Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Xyphos’s convenience. Certain of these termination rights can be exercised with respect to a particular product or license, as well as with respect to the entire Collaboration Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage cell therapy and genetic medicines company advancing a new class of treatments for patients with cancer and rare diseases. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing, developing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

Within cell therapy, we believe our technologies allow us to create product candidates with engineered cells that engraft in the patient’s body and drive lasting durable responses that may have the capacity to result in single treatment cures. Our CAR-T therapy portfolio consists of allogeneic, or off-the-shelf, product candidates. We are advancing a broad pipeline and have multiple CAR-T product candidates in the clinical phase in both solid tumor and hematological oncology indications. Within genetic medicines, we believe our technologies have the potential to create a new class of therapies that can deliver long-term, stable gene expression that does not diminish over time and that may have the capacity to result in single treatment cures.

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

Our most advanced internal solid tumor programs are:

•
P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial, and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We recently presented a poster at American Association for Cancer Research, or AACR, Annual Meeting in April 2024, focused on the correlation of higher lymphodepletion and cell expansion. We anticipate sharing a clinical update at an appropriate forum in the second half of 2024.
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

Our most advanced hematological programs, partnered with Roche, are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting BCMA, being developed to treat relapsed/refractory multiple myeloma patients. We are currently evaluating P-BCMA-ALLO1 in a Phase 1 clinical trial and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche is responsible for all future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We recently shared a clinical data update on this program at the 65th American Society of Hematology, or ASH, Annual Meeting and Exposition in December 2023. In March 2024, we announced that P-BCMA-ALLO1 received orphan drug designation from the FDA. In addition, we presented a poster on BCMA refractory patients at the AACR Annual Meeting in April 2024. We plan to share an additional clinical update on this program at a scientific meeting in the second half of 2024, subject to coordination with Roche.
•
P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules in a T cell could provide a competitive advantage compared to current therapies, including in B-cell malignancies that may have heterogeneous antigen expression, and that targeting both CD19 and CD20 has the potential to overcome the limitations of currently available CD19-directed CAR-T products where antigen escape has been observed as an important resistance mechanism. We recently initiated the Phase 1 trial for P-CD19CD20-ALLO1 in late 2023. P-CD19CD20-ALLO1 was exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We plan to share an interim data update in the second half of 2024, subject to coordination with Roche.

Our investigational genetic medicines were initially developed by utilizing our piggyBac technology together with AAV to overcome the major limitations of traditional AAV gene therapy. Given recent developments in our non-viral nanoparticle technology, we have transitioned our portfolio to a fully non-viral approach, freeing future product development in genetic medicines of AAV limitations. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology, thus also conferring cost and tolerability benefits.

Our most advanced genetic medicines programs are:

•
P-KLKB1-101, which is an investigational liver-directed non-viral gene editing approach for the treatment of hereditary angioedema (HAE). HAE is a rare, inherited disorder that results in the swelling of the limbs, intestinal tract, and airways, which can be both debilitating and life-threatening. We shared data highlighting durable disease correction and high fidelity in preclinical studies using our enhanced gene-relevant editing technology, Cas-CLOVER, at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting in May 2024.
•
P-FVIII-101, which is a liver-directed gene insertion program combining piggyBac technology with our non-viral nanoparticle technology for the in vivo treatment of Hemophilia A. Hemophilia A is a hereditary disorder caused by a deficiency in Factor VIII (FVIII) production resulting in excessive bleeding occurring either spontaneously or due to trauma. We shared preclinical data on this program demonstrating the potential to correct Factor VIII deficiency to near-normal levels in both juvenile and adult mouse models using our fully non-viral, whole gene insertion system at the ASGCT Annual Meeting in May 2024.

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

The parties are conducting an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which we will perform research and development activities through selection of a development candidate for IND-enabling activities, or each, a Collaboration Program. Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After we complete lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to us or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have us conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of our costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

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

On May 31, 2023, we received written notice from Takeda of its election to terminate the Takeda Collaboration Agreement, effective July 30, 2023, or the Termination Date. Until the Termination Date, the parties performed their respective obligations under the Takeda Collaboration Agreement and upon the Termination Date, our exclusivity obligations under the Takeda Collaboration Agreement terminated. In addition, the licenses granted to Takeda by us, and the licenses granted to us by Takeda to perform research activities under the Takeda Collaboration Agreement terminated. We recognized $8.9 million of previously deferred revenue during the year ended December 31, 2023 in acknowledgement that these performance obligations are no longer required to be performed. Upon termination we were granted full rights to develop all previously licensed programs, including P-FVIII-101 and P-PAH-101. We may seek new strategic collaborations in genetic medicines that could include some or all of the programs previously included in the Takeda Collaboration Agreement and potentially additional internal programs, although we have no present commitments or agreements to enter into any such strategic collaborations.

In-License Agreements

Below is a summary of our key license agreements. For a more detailed description of these and our other license agreements, see the section titled “Business—In-License Agreements” and Note 12 to our annual consolidated financial statements included in our 2023 Annual Report.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to CRO activity and manufacturing expenses. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including in connection with our ongoing Phase 1 trial of P-MUCIC-ALLO1 for the treatment of patients with epithelial derived solid tumor cancers, Phase 1 trial of P-BCMA-ALLO1 for the treatment of patients with relapsed/refractory multiple myeloma, Phase 1 trial of P-CD19CD20-ALLO1 for the treatment of patients with B-cell malignancies and additional clinical programs expected to commence as we expand our pipeline of drug candidates. We cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. Our development costs may vary significantly based on factors such as:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Collaboration revenue	$28,142	$10,343	$17,799
Total revenue	28,142	10,343	17,799
Operating expenses:
Research and development	42,921	38,052	4,869
General and administrative	9,798	11,807	(2,009)
Total operating expenses	52,719	49,859	2,860
Loss from operations	(24,577)	(39,516)	14,939
Other income (expense):
Interest expense	(2,253)	(2,028)	(225)
Other income, net	2,556	2,697	(141)
Net loss	$(24,274)	$(38,847)	$14,573

Collaboration Revenue

Collaboration revenue was $28.1 million for the three months ended March 31, 2024 compared to $10.3 million for the same period in 2023. The increase of $17.8 million was primarily due to $11.9 million of revenue recognized from the Astellas Agreements, and a $8.6 million increase in revenue recognized from the license and research services performed under the Roche Collaboration Agreement, offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $2.6 million due to the agreement terminating in 2023 and no remaining activity performed during the three months ended March 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$5,073	$2,463	$2,610
P-MUC1C-ALLO1	2,020	1,210	810
P-CD19CD20-ALLO1	1,336	—	1,336
Total allogeneic programs	8,429	3,673	4,756
Autologous programs:
P-BCMA-101	115	(84)	199
P-PSMA-101	154	756	(602)
Total autologous programs	269	672	(403)
Total clinical stage programs	8,698	4,345	4,353
Preclinical stage programs and other unallocated expenses	12,002	12,192	(190)
Internal costs:
Personnel	18,161	17,616	545
Facilities and other	4,060	3,899	161
Total research and development expenses	$42,921	$38,052	$4,869

Research and development expenses were $42.9 million for the three months ended March 31, 2024, compared to $38.1 million for the three months ended March 31, 2023. The increase in research and development expenses of $4.9 million was primarily due to an increase of $4.8 million in allogeneic clinical stage programs, driven mainly by an increase in overall enrollment of our allogeneic programs and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1, an increase of $0.5 million in personnel expenses as a result of annual compensation adjustments and equity grants, and an increase of $0.2 million in facilities expense, offset by a $0.4 million decrease driven by the wind-down of our autologous clinical development activities and a decrease in preclinical stage programs and other unallocated expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the three months ended March 31, 2024, compared to $11.8 million for the three months ended March 31, 2023. The decrease in general and administrative expenses of $2.0 million was primarily due to a decrease of $2.1 million in personnel expenses, mainly caused by a decrease in stock-based compensation expense driven by a one-time expense associated with the resignation of our former Executive Chairman in 2023, offset by an increase of $0.4 million in legal fees related to patent expenses.

Interest Expense

Interest expense was $2.3 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.2 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $2.6 million for the three months ended March 31, 2024, compared to $2.7 million for the three months ended March 31, 2023. The decrease of $0.1 million was primarily due to lower investment balance available.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the three months ended March 31, 2024 we have incurred a net loss of $24.3 million, and negative cash flows from operations of $15.1 million. We expect to continue to incur net losses and negative cash flows from operations for at least the next several years. As of March 31, 2024, we had an accumulated deficit of $618.6 million.

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

We expect that our cash, cash equivalents and short-term investments as of March 31, 2024, of $198.6 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

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

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. As of March 31, 2024, the interest rate applicable to our Term Loans borrowing was 13.25%.

We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(15,135)	$(38,005)
Cash provided by (used in) investing activities	24,003	(4,415)
Cash provided by (used in) financing activities	(43)	1,186
Net increase (decrease) in cash and cash equivalents	$8,825	$(41,234)

Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $15.1 million, primarily resulting from our net loss of $24.3 million, offset by a net cash increase from changes in our operating assets and liabilities of $4.0 million and non-cash expenses of $5.1 million. Net cash increase from changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a $13.9 million increase in deferred revenue, driven primarily by the Roche Collaboration Agreement, offset by a decrease in deferred revenue related to the Astellas strategic rights agreement and a $0.9 million decrease in operating lease right-of-use assets, partially offset by a $5.4 million decrease in accrued expenses and other liabilities, a $3.0 million increase in accounts receivable, a $1.0 million decrease in operating lease liabilities, a $0.9 million increase in prepaid expenses and other current assets, and a $0.6 million decrease in accounts payable. Non-cash charges consisted primarily of $5.4 million in stock-based compensation, $1.4 million in depreciation and amortization expense, and $0.2 million in accretion of discount on issued term debt, partially offset by $1.9 million in accretion on investment securities, net.

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

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $24.0 million, consisting of $77.5 million in proceeds from maturities of short-term investments, partially offset by $53.4 million in purchases of short-term investments, and $0.1 million in purchases of property and equipment.

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

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $43 thousand, consisting of $0.6 million of the taxes paid related to net share settlement of equity awards, partially offset by $0.5 million of proceeds from purchases under our ESPP and exercises of stock options.

During the three months ended March 31, 2023, net cash provided by financing activities was $1.2 million, consisting of $0.9 million net proceeds from periodic issuances and sales of our common stock under the Sales Agreement with Cantor, $0.8 million of net proceeds from purchases under our ESPP and exercises of stock options, partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the three months ended March 31, 2024, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

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

There were no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $198.6 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of March 31, 2024, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement, bearing interest at a variable rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock is speculative and involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.” The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

•
We are a clinical-stage cell therapy and genetic medicines company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

* We are a clinical-stage cell therapy and genetic medicines company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are a clinical-stage cell therapy and genetic medicines company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2024 and 2023, we have incurred a net loss of $24.3 million and $38.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $618.6 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had $198.6 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of March 31, 2024, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

* Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.

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

In addition, the gene editing industry is rapidly developing, and our competitors may introduce new technologies that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates. As competitors use or develop alternative technologies, any failures of such technologies could adversely impact our programs. For example, some studies have suggested that gene editing using the CRISPR-Cas9 method may increase the risk that the edited cells themselves become cancerous, and in October 2021, discovery of a chromosomal abnormality of unknown clinical significance resulted in a full clinical hold on the programs of one of our competitors utilizing the TALEN method. In January 2024, the FDA announced that it was requiring the boxed warnings regarding the risk of secondary T-cell malignancies with CAR-T therapies. Regardless of our belief that our non-viral Cas-CLOVER approach to gene editing may avoid some of these issues, it is possible that our approach will be associated with similar risks or that issues encountered with other gene editing techniques or CAR-T therapies will create a negative perception of or increase scrutiny for our technologies and product candidates.

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

The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. In particular, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In August 2020, we announced the P-PSMA-101 trial was put on clinical hold to assess a patient death. This clinical hold was lifted in November 2020 with the implementation of protocol amendments intended to increase patient compliance and safety that included modified inclusion and exclusion criteria and frequency of monitoring and laboratory testing. In addition, due primarily to the observation of anti-drug antibodies in some patients in our first clinical trial, P-BCMA-101, we explored additional dosing strategies, such as administering the doses in smaller cycles in the first 30 days and adding rituximab to the preconditioning regimen to potentially suppress any antibody response. If these anti-drug antibodies are neutralizing the product candidate, the activity of P-BCMA-101, or any other product candidate in which anti-drug antibodies neutralize the product candidate, may be limited. To the extent that we choose one of these other dosing strategies for advancement in any of our clinical trials, it may be on the basis of more limited data as compared to the previously evaluated Phase 1 cohorts. Other than P-BCMA-101, P-PSMA-101 and our current clinical trials, none of our product candidates have ever been tested in humans. We have only recently initiated clinical trials for our first three allogeneic CAR-T product candidates, P-BCMA-ALLO1, P-MUC1C-ALLO1 and P-CD19CD20-ALLO1. While we have applied learnings from our autologous P-BCMA-101 product candidate in our development of P-BCMA-ALLO1, we cannot be certain that these learnings will be applicable to the allogeneic program or that we will not encounter unexpected results dosing P-BCMA-ALLO1, P-MUC1C-ALLO1 or P-CD19CD20-ALLO1 in our clinical trials. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to CAR-T and genetic medicine development and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for our liver directed investigational genetic medicines candidates until we complete certain preclinical development and submit and receive authorization to proceed under INDs. While we announced FDA clearance for our IND for P-BCMA-ALLO1 in August 2021, our IND for P-MUC1C-ALLO1 in December 2021 and our IND for P-CD19CD20-ALLO1 in July 2023, we are dependent on clinical sites to continue enrolling patients. We announced in August 2020 our

P-PSMA-101 trial was put on clinical hold to assess a patient death. In November 2020 we announced that the FDA had lifted the clinical hold based upon our investigation of the event and proposed protocol amendments intended to increase patient compliance and safety. While we were able to resume the trial, a similar hold in other trials could delay the ultimate completion of the trial. Other events that may prevent successful or timely completion of clinical development include:

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

* We may not ultimately receive or realize the potential benefits of orphan drug designation for any of our product candidates.

We may seek orphan drug designation for certain of our product candidates. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. While we received orphan drug designation for P-BCMA-101 and P-BCMA-ALLO1 for the treatment of relapsed/refractory multiple myeloma, we may not receive this designation for any other product candidates in the future. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

Additionally, some of our vendors and suppliers are located in China or operated by Chinese biotechnology companies. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the recently proposed BIOSECURE Act introduced in House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

* We may not be able to successfully commercialize our product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

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

Our business depends upon our ability to identify, develop and commercialize research programs or product candidates. A key element of our business strategy is to discover and develop additional programs based upon our core proprietary platforms, including our non-viral piggyBac DNA Delivery System, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies. In addition to internal research and development efforts, we are also seeking to do so through strategic collaborations, such as our collaboration with Roche, and may also explore additional strategic collaborations for the discovery of new programs. We have also entered into in-license agreements with multiple licensors and in the future may seek to enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and RSUs that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, in 2024, one of our executive officers provided notice of their resignation. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of any of our executive officers. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. We have experienced higher than normal turnover in recent years, due to the increasingly competitive hiring market in the biotechnology industry and if we cannot retain our existing employees and hire new employees to combat the impact of attrition, our operations may be adversely affected.

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma, Inc., Autolus Ltd., Bristol-Meyers Squibb Company, Caribou Biosciences, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Gracell Biotechnologies Inc. (acquired by AstraZeneca PLC), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

As of March 31, 2024, we had 335 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to legislative amendments to the statute including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians, also referred to as the Quality Payment Program, under the Medicare Access and CHIP Reauthorization Act of 2015. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In addition, new laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through May 8, 2024, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

* If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; a material disruption of our product candidates’ development programs; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations.

We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments for example, due to applicable laws or regulations prohibiting such payments.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties with whom we work) to provide our services. If such an event were to occur, or was perceived to have occurred, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties with whom we work for the conduct of our business. If our third-party service providers experience a security incident or other interruption, we could also experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents and to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that we, and the third parties with whom we work, maintain, there can be no assurance that these measures will be effective. We may be unable to detect and remediate all vulnerabilities in our information technology systems on a timely basis because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business and could be exploited and result in a security incident.

We cannot be certain that our data protection efforts and our investment in information technology will prevent a security incident from occurring. If we suffer such an incident, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management attention; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

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

* We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with health and data protection obligations could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and/or adverse publicity and could negatively affect our operating results and business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, breach notification laws, health information privacy laws, personal data privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, (collectively, the CCPA), applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of individuals to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments increase compliance costs and potential liability for us and for the third parties with whom we work. In addition, similar data privacy and security laws have been proposed at the federal, state, and local levels in recent years and we expect more states to pass similar laws in the future, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations which could impact our compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Failure to comply, or any perceived failure to comply, with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties investigations, fines, audits, and inspections), private litigation (including class-related claims) and mass arbitration demands, breach reporting requirements, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and/or adverse publicity and could negatively affect our operating results and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, expenditure of time and resources to defend any claim or inquiry, or substantial changes to our business model or operations.

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

4.6

Registration Rights Agreement, by and between the Registrant and Astellas US, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on August 7, 2023).

10.1+	Poseida Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2+

Executive Employment Agreement, by and between the Company and Kristin Yarema, Ph.D., dated January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

10.3+

Amended and Restated Participation Agreement, by and between the Company and Kristin Yarema, Ph.D., dated January 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

10.4+

Second Amended and Restated Executive Employment Agreement, by and between the Company and Mark Gergen, dated January 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39376), filed with the SEC on January 4, 2024).

10.5+	Offer Letter, by and between the Registrant and Syed Rizvi, M.D., dated March 15, 2024.

10.6	Second Amendment to the Collaboration and License Agreement, dated February 7, 2024, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

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

POSEIDA THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)