Form 10-Q
period 2024-06-30
Poseida Therapeutics, Inc.
filed 2024-08-05
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, the registrant had 97,120,175 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,545	$44,472
Short-term investments	207,267	167,730
Accounts receivable	12,427	9,010
Prepaid expenses and other current assets	4,097	5,263
Total current assets	254,336	226,475
Property and equipment, net	17,759	19,055
Operating lease right-of-use assets	19,962	21,726
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	1,081	1,081
Total assets	$298,686	$273,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$3,267
Accrued expenses and other liabilities	30,116	31,092
Operating lease liabilities, current	6,039	5,951
Deferred revenue, current	63,289	31,008
Total current liabilities	102,434	71,318
Term debt	58,796	58,590
Deferred revenue, non-current	54,924	16,780
Operating lease liabilities, non-current	18,818	20,882
Other long-term liabilities	2,897	2,614
Total liabilities	237,869	170,184
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at June 30, 2024 and December 31, 2023; 97,080,817 and 95,636,553 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	710,825	697,856
Accumulated other comprehensive income (loss)	(82)	126
Accumulated deficit	(649,936)	(594,291)
Total stockholders’ equity	60,817	103,701
Total liabilities and stockholders’ equity	$298,686	$273,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$25,973	$20,013	$54,115	$30,356
Total revenue	25,973	20,013	54,115	30,356
Operating expenses:
Research and development	45,547	39,192	88,468	77,244
General and administrative	12,182	8,676	21,980	20,483
Total operating expenses	57,729	47,868	110,448	97,727
Loss from operations	(31,756)	(27,855)	(56,333)	(67,371)
Other income (expense):
Interest expense	(2,259)	(2,141)	(4,512)	(4,169)
Other income, net	2,644	2,540	5,200	5,237
Net loss	$(31,371)	$(27,456)	$(55,645)	$(66,303)

Other comprehensive loss:
Unrealized loss on short-term investments	(35)	(282)	(208)	(131)
Comprehensive loss	$(31,406)	$(27,738)	$(55,853)	$(66,434)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.32)	$(0.58)	$(0.77)
Weighted-average number of shares outstanding, basic and diluted	96,965,025	86,794,697	96,492,301	86,531,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	95,636,553	$10	$697,856	$126	$(594,291)	$103,701
Issuance of common stock under employee stock compensation plans, net of tax withholdings	1,161,456	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	5,383	—	—	5,383
Unrealized loss on available-for-sale securities	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(24,274)	(24,274)
Balance at March 31, 2024	96,798,009	$10	$703,196	$(47)	$(618,565)	$84,594
Issuance of common stock under employee stock compensation plans, net of tax withholdings	282,808	—	—	—	—	—
Stock-based compensation expense	—	—	7,629	—	—	7,629
Unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(31,371)	(31,371)
Balance at June 30, 2024	97,080,817	$10	$710,825	$(82)	$(649,936)	$60,817

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans, net of tax withholdings	675,726	—	258	—	—	258
Issuance of common stock through ATM, net of issuance costs	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale securities	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565
Issuance of common stock under employee stock compensation plans, net of tax withholdings	119,454	—	—	—	—	—
Stock-based compensation expense	—	—	5,474	—	—	5,474
Unrealized loss on available-for-sale securities	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	(27,456)	(27,456)
Balance at June 30, 2023	86,878,341	$9	$672,736	$(280)	$(537,164)	$135,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(55,645)	$(66,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,729	2,735
Stock-based compensation	13,012	12,954
Accretion of discount on issued term debt	489	361
Accretion of discount on short-term investments, net	(3,476)	(4,244)
Changes in operating assets and liabilities:
Accounts receivable	(3,416)	(2,818)
Prepaid expenses and other current assets	946	3,207
Operating lease right-of-use assets	1,764	1,679
Accounts payable	(277)	(131)
Accrued expenses and other liabilities	(1,260)	(4,565)
Operating lease liabilities	(1,976)	(1,823)
Deferred revenue	70,425	(12,363)
Net cash provided by (used in) operating activities	23,315	(71,311)
Investing Activities:
Purchases of property and equipment	(1,149)	(1,968)
Purchases of short-term investments	(156,050)	(109,374)
Proceeds from maturities of short-term investments	120,000	150,000
Net cash provided by (used in) investing activities	(37,199)	38,658
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	549	752
Payment of taxes related to net share settlement of equity awards	(592)	(494)
Proceeds from issuance of common stock through ATM offering, net of issuance costs	—	928
Net cash provided by (used in) financing activities	(43)	1,186
Net decrease in cash and cash equivalents	(13,927)	(31,467)
Cash and cash equivalents at beginning of period	44,472	81,378
Cash and cash equivalents at end of period	$30,545	$49,911

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$284	$193

Supplemental disclosure of cash flow information:
Interest paid	$4,045	$3,775

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the six months ended June 30, 2024, the Company incurred a net loss of $55.6 million and positive cash flows from operations of $23.3 million. The Company expects it will continue to incur net losses and will incur negative cash flows from operations for at least the next several years. As of June 30, 2024, the Company had an accumulated deficit of $649.9 million.

The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2024 of $237.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Poseida Therapeutics, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the financial position and the results of its operations and cash flows for interim periods presented. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024 from which the Company derived its condensed consolidated balance sheet as of December 31, 2023. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a significant concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held. The Company invests exclusively in securities issued by the U.S. government or U.S. government agencies, or in money-market funds. The Company maintains an investment policy with investment objectives to preserve principal, achieve liquidity requirements, and safeguard funds. For these reasons, management believes that the Company is not exposed to significant credit risk.

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

The Company applies Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”) to account for its contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. The Company analyzes the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. The Company evaluates its contracts with customers for proper classification in the consolidated statements of operations and comprehensive loss based on the nature of the underlying activity. Transactions with customers recorded in the Company’s consolidated statements of operations and comprehensive loss are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

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

For each agreement entered into, including licenses granted upon the exercise of license options, the Company determines the contract term for purposes of applying the requirements of ASC 606. Generally, the Company’s agreements are terminable at the option of the licensee with advance notice. The Company evaluates these termination rights to determine the contract term and whether a substantive termination penalty would be incurred by the licensee upon termination. If the licensee incurs a substantive termination penalty upon termination, the contract term for revenue recognition purposes is generally equal to the stated term of the agreement, which many times is equal to the research term. Alternatively, if the licensee does not incur a substantive termination penalty upon termination, the contract term for revenue recognition purposes may be shorter than the stated term of the agreement, in which case the termination rights may be accounted for as contract renewal options. The determination of whether a substantive termination penalty is associated with the termination rights requires significant judgment. In making this determination, the Company considers, among other things, the nature of the rights that would be returned to the Company upon termination, exclusivity rights, stage of development of the licensed products, payment terms, including the amount and timing of non-refundable or guaranteed payments, and the business purpose of the termination rights granted.

If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer.

The Company receives payments from its collaborators based on terms established in each contract. Upfront payments and other payments may require deferral of revenue recognition to a future period until the Company satisfies its performance obligations under the contract.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive gains (losses) have been reflected in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$22,589	$21,271
Leasehold improvements	14,172	14,113
Computer equipment and software	1,355	1,355
Furniture and fixtures	1,181	1,125
Total property and equipment	39,297	37,864
Less: Accumulated depreciation and amortization	(21,538)	(18,809)
Total property and equipment, net	$17,759	$19,055

Depreciation and amortization expense associated with property and equipment was $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2023, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Contract research services	$17,941	$14,621
Payroll and related expense	7,876	13,076
Other	4,299	3,395
Total accrued expenses and other liabilities	$30,116	$31,092

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2024:
Money market funds	1 year or less	$25,053	$—	$—	$25,053
U.S. government agency securities and treasuries	1 year or less	207,349	2	(84)	207,267
Total		$232,402	$2	$(84)	$232,320

At December 31, 2023:
Money market funds	1 year or less	$37,590	$—	$—	$37,590
U.S. government agency securities and treasuries	1 year or less	167,604	158	(32)	167,730
Total		$205,194	$158	$(32)	$205,320

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. No available-for-sale debt securities held as of June 30, 2024 and December 31, 2023, had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2024, none of the Company’s securities were in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. As of June 30, 2024, none of the available-for-sale securities have been in an unrealized loss position for greater than 12 months. During the six months ended June 30, 2024 and 2023, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
At June 30, 2024:
Assets:
Money market funds	$25,053	$—	$—
U.S. government agency securities and treasuries	207,267	—	—
Total	$232,320	$—	$—

At December 31, 2023:
Assets:
Money market funds	$37,590	$—	$—
U.S. government agency securities and treasuries	167,730	—	—
Total	$205,320	$—	$—

Note 6. Strategic Investment

Astellas

Terms of the Agreement

On August 4, 2023 (the “Signing Date”), the Company entered into a series of agreements (collectively, the “Astellas Strategic Agreements”) with Astellas US, LLC (“Astellas”) as described below.

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

The Company recognized $11.9 million of revenue from the Astellas Strategic Agreements for the six months ended June 30, 2024. The Company has $23.7 million of deferred revenue on its condensed consolidated balance sheet as of June 30, 2024, expected to be recognized in tiered amounts by February 2025.

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

For each Tier 1 Program, the Company will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by the Company in its performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the Phase 1 dose escalation, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, the Company will perform research and development activities either through selection of a development candidate for Investigational New Drug Application (“IND”)-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay an option exercise fee. For each Tier 1 Program and Tier 2 Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. The Company achieved developmental milestones of $30.0 million in the fourth quarter of 2023 and $15.0 million in the second quarter of 2024. In accordance with ASC 606, the Company determined that the achieved milestone represented an increase in the initial transaction price for its manufacturing process development program for the Tier 1 Programs in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone in an amount equal to the proportional percentage of the actual costs incurred under the manufacturing process development programs since its inception as a percentage of the total costs expected to be incurred over the expected term of conduct of the manufacturing process development program. The remaining unrecognized revenue associated with the milestone is included within deferred revenue and is being recognized as revenue over the expected term of conduct of the manufacturing process development program. All other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained.

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

Astellas

Terms of the Agreement

In April 2024, the Company and Xyphos Biosciences, Inc. (“Xyphos”), a wholly-owned subsidiary of Astellas Pharma Inc., entered into a collaboration and license agreement (the “Astellas Collaboration Agreement”), pursuant to which the Company granted to Xyphos (i) an exclusive license under certain Company intellectual property to conduct activities under two research plans, to create one Company-developed CAR-T construct to form the basis of two convertibleCAR® product candidates targeting solid tumors, which will be generated by using both parties’ platform technology (each a “Research Product”), where each Research Product will bind to a human tumor-associated antigen, and may also bind to a human antigen associated with a tumor microenvironment, (ii) an exclusive license under certain Company intellectual property after certain conditions are satisfied to develop, and commercialize up to two Research Products that have been designated as licensed products following receipt of the applicable IND-enabling data package, and (iii) after certain conditions are satisfied, an exclusive license under certain Company intellectual property to manufacture the products once manufacturing technology transfer has been completed.

For each research plan, the Company will perform research and development activities through the generation of an IND-enabling data package and Xyphos is obligated to fully reimburse the Company for full-time equivalent costs and expenses incurred by the Company in its performance of certain activities, up to an agreed annual cap. Xyphos may request that the Company transfer the manufacturing process for a product to Xyphos, or that, subject to the payment of a fee, the Company manufacture the Allo-T Cells forming part of such product for use in the first Phase 1 trial of such product.

In consideration for the rights granted to Xyphos under the Astellas Collaboration Agreement, the Company received an upfront payment of $50.0 million, $6.0 million of which was advanced for the Company’s costs and expenses for its research and development activities. In addition, the Company could also receive up to $550.0 million in potential development and sales milestone payments and contingency payments. The Company is further entitled to receive, on a product-by-product basis, tiered royalty payments up to the low teens as a percentage of net sales of licensed products. Royalties will be payable, on a product-by-product basis, during the period commencing on the first commercial sale of a product in a country until the latest of (a) the expiration of the licensed patents covering such product in such country, (b) the expiration of regulatory exclusivity for such product in such country and (c) a certain period of time following such first commercial sale of such product in such country.

The Astellas Collaboration Agreement will continue in effect on a product-by-product basis until there are no remaining royalty or other payment obligations for each such product. The Astellas Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Xyphos’s convenience. Certain of these termination rights can be exercised with respect to a particular country, licensed product, or research program, as well as with respect to the entire Astellas Collaboration Agreement.

Revenue Recognition

At contract inception, the Company has identified six distinct performance obligations under the Astellas Collaboration Agreement: (i) a material right for the option to obtain a commercial license for the first product candidate, (ii) a material right for the option to obtain a commercial license for the second product candidate, (iii) research and development efforts for the first product candidate, (iv) research and development efforts for the second product candidate, (v) process development and other target agnostic activities to support production of cell manufacturing, and (vi) manufacturing of both product candidates during the research term.

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Astellas Collaboration Agreement. The development and sales milestone payments and certain payments were considered variable consideration and were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Astellas Collaboration Agreement was $63.8 million, which consists of the upfront payment of $50.0 million, which includes the $6.0 million advanced for the Company's costs and expenses for its research and development activities, as well as estimated incremental research and development costs over the duration of the research term of $13.8 million to be reimbursed by Astellas. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocated the total amount of variable consideration expected to be received from the customer to the total goods or services expected to be provided to the customer.

In assessing whether the options under the Astellas Collaboration Agreement represent material rights, the Company considered if there was additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain commercial licenses provided Astellas with a discount that it otherwise would not have received without entering into the Astellas Collaboration Agreement.

The material rights for the commercial licenses will be recognized upon the first to occur: once the licenses are exercised or once the rights expire, which is estimated to occur at the end of the research term. The remaining performance obligations will be recognized on a proportionate basis as the underlying services are provided based on actual costs incurred as a percentage of total estimated costs. The Company determined that the cost-based input method for these performance obligations most faithfully depicts the pattern in which these performance obligations are satisfied. Any cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. This approach requires the Company to use significant judgment and make estimates of future expenditures. If the Company’s estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that it recognizes in the current and future periods.

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

Deferred Revenue Reconciliation

While the Company’s entry into the Astellas Strategic Rights Letter was a strategic investment, for purposes of recognizing the remaining amount, it has been determined to be revenue, and as such, reference to remaining deferred revenue for these agreements is included in the following table. There were no contract assets as of June 30, 2024 related to the Roche Collaboration Agreement, Takeda Collaboration Agreement, Astellas Strategic Rights Letter, or Astellas Collaboration Agreement. A contract asset of $30.0 million for the Roche Collaboration Agreement was netted against deferred revenue for the year ended December 31, 2023. There were no contract assets as of December 31, 2023 related to the Takeda Collaboration Agreement or Astellas Strategic Rights Letter.

A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Astellas Strategic Rights Letter	Astellas Collaboration Agreement	Total
Balance as of December 31, 2022	$31,749	$9,307	$—	$—	$41,056
Amounts received/invoiced	30,741	5,111	35,583	—	71,435
Revenue recognized	(50,285)	(14,418)	—	—	(64,703)
Balance as of December 31, 2023	$12,205	$—	$35,583	$—	$47,788
Amounts received/invoiced	74,540	—	—	50,000	124,540
Revenue recognized	(42,198)	—	(11,861)	(56)	(54,115)
Balance as of June 30, 2024	$44,547	$—	$23,722	$49,944	$118,213

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

In September 2018, the Company was granted an award in the amount of $4.0 million from CIRM to support the Company’s preclinical studies for its P-PSMA-101 program. The Company received the full amount of the award based on achievement of specific developmental milestones. In the third quarter of 2023, the Company decided not to pursue additional clinical or other development activities of the P-PSMA-101 program, which resulted in write off of the amount previously included in the deferred CIRM grant liability as the Company no longer intends to repay the award and which amount is included in other income in the accompanying consolidated statement of operations and comprehensive loss.

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The interest rate applicable to the Term Loans as of June 30, 2024 was 13.26% per annum. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of June 30, 2024, there was $60.0 million of the principal balance outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.75%. As of June 30, 2024, the balance of the unamortized debt discount was $1.2 million. The balance of the accrued final payment fee was $2.8 million as of June 30, 2024 and is presented within other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of June 30, 2024, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

Sale of Common Stock

On August 4, 2023, the Company entered into the Securities Purchase Agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in the Private Placement an aggregate of 8,333,333 shares of common stock at a purchase price of $3.00 per Share, for aggregate gross proceeds of $25.0 million. The Private Placement closed on August 7, 2023. The Company recorded the issuance of common stock at its estimated fair value on the date of issuance of $14.4 million, which reflects a DLOM of the shares. The DLOM was applied due to the inability to trade the shares until they are registered. The issuance of the equity shares was recorded upon the delivery of the underlying shares, with the associated fair value recorded within equity on the Company’s condensed consolidated balance sheets.

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, which was amended and restated in August 2024 (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the six months ended June 30, 2024, the Company did not issue any shares of common stock under the “at the market offering” program. During the six months ended June 30, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock under the “at the market offering” program at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

Note 11. Stock-Based Compensation

In July 2020, the Company’s board of directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards to individuals who are current employees, officers, directors or consultants of the Company. A total of 11,183,476 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the Company’s previous equity incentive plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by the Company are added to the shares reserved under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.

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

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	14,909,912	$6.84
Granted	3,720,292	3.84
Exercised	(12,823)	2.49
Forfeited/Cancelled	(695,931)	4.94
Balance at June 30, 2024	17,921,450	$6.30	7.53	$823
Options vested and expected to vest as of June 30, 2024	17,921,450	$6.30	7.53	$823
Options vested and exercisable as of June 30, 2024	9,611,809	$7.69	6.48	$551

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $2.78 and $3.44, respectively. The aggregate intrinsic value of options exercised was $13 thousand and $22 thousand during each of the six months ended June 30, 2024 and 2023, respectively, determined as of the date of exercise. The Company received $32 thousand and $0.1 million in cash from options exercised during each of the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, total unrecognized compensation cost related to stock options was $23.0 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.6 years.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.0%	4.0%
Expected volatility	80.5%	82.6%
Expected term (years)	5.7	6.0
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	4,555,099	$4.35
Granted	2,674,001	3.54
Vested	(1,272,842)	4.36
Forfeited/Cancelled	(428,852)	4.12
Balance at June 30, 2024	5,527,406	$3.98

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2024, total unrecognized compensation cost related to RSUs was $18.2 million, and the weighted-average period over which this cost is expected to be recognized was approximately 3.0 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. During the six months ended June 30, 2024, a total of 310,054 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $0.5 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	5.4%	5.0%
Expected volatility	95.3%	73.2%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,161	$3,412	$6,168	$6,161
General and administrative	4,468	2,062	6,844	6,793
Total stock-based compensation expense	$7,629	$5,474	$13,012	$12,954

Note 12. Commitments and Contingencies

Operating Leases

As of June 30, 2024, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025.

During the six months ended June 30, 2024 and 2023, the Company recognized $2.9 million of operating lease expense for each of the periods. During the six months ended June 30, 2024, the Company paid $3.1 million for its operating leases. As of June 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.2 years and 8.9%, respectively.

As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remaining six months)	$3,121
2025	6,374
2026	5,107
2027	5,260
2028	5,418
Thereafter	5,581
Total future lease payments	30,861
Imputed interest	(6,004)
Total lease liability balance	24,857
Less current portion of lease liability	6,039
Lease liability, net of current portion	$18,818

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Outstanding stock options and RSUs	23,448,856	20,413,534
Warrants to purchase common stock	121,122	121,122
ESPP Shares	183,457	190,132
	23,753,435	20,724,788

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
•
P-PSMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We previously evaluated P-PSMA-101, a first generation autologous program, in a Phase 1 trial, however we made the strategic decision to stop further enrollment on that program and using findings from the clinical trial to inform the next generation allogeneic version. We had paused development of P-PSMA-ALLO1 to incorporate learnings from our initial allogeneic programs. Based on these learnings, we have recently reinitiated development and plan to commence Investigational New Drug Application-, or IND-,enabling activity in 2024.

Our most advanced hematological programs, partnered with Roche, are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting B-cell maturation antigen, or BCMA, being developed to treat relapsed/refractory multiple myeloma patients. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche is responsible for all future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We recently shared a clinical data update on this program at the 65th American Society of Hematology, or ASH, Annual Meeting and Exposition in December 2023. In March 2024, we announced that P-BCMA-ALLO1 received orphan drug designation from the U.S. Food and Drug Administration, or FDA. In addition, we presented a poster on BCMA refractory patients at the AACR Annual Meeting in April 2024. We plan to share an additional clinical update on this program at the International Myeloma Society, or IMS, 21st Annual Meeting in September 2024. Additional clinical updates are planned for the second half of 2024, subject to coordination with Roche.
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

Our investigational genetic medicines were initially developed by utilizing our piggyBac technology together with adeno-associated virus, or AAV, to overcome the major limitations of traditional AAV gene therapy. Given recent developments in our non-viral nanoparticle technology, we have transitioned our portfolio to a fully non-viral approach, freeing future product development in genetic medicines of AAV limitations. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology, thus also conferring cost and tolerability benefits.

Our most advanced genetic medicines programs are:

•
P-KLKB1-101, which is an investigational liver-directed non-viral gene editing approach for the treatment of hereditary angioedema, or HAE. HAE is a rare, inherited disorder that results in the swelling of the limbs, intestinal tract, and airways, which can be both debilitating and life-threatening. We shared data highlighting durable disease correction and high fidelity in preclinical studies using our enhanced gene-relevant editing technology, Cas-CLOVER, at the American Society of Gene and Cell Therapy, or ASGCT, Annual Meeting in May 2024.
•
P-FVIII-101, which is a liver-directed gene insertion program combining piggyBac technology with our non-viral nanoparticle technology for the in vivo treatment of Hemophilia A. Hemophilia A is a hereditary disorder caused by a deficiency in Factor VIII, or FVIII, production resulting in excessive bleeding occurring either spontaneously or due to trauma. We shared preclinical data on this program demonstrating the potential to correct FVIII deficiency to near-normal levels in both juvenile and adult mouse models using our fully non-viral, whole gene insertion system at the ASGCT Annual Meeting in May 2024.

We expect our expenses and losses to increase substantially for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, including P-MUC1C-ALLO1, and begin to commercialize any approved products. We anticipate an overall increase in development costs as we continue to expand the number of product candidates in our pipeline and pursue clinical development of those candidates. To offset some of these increased development costs, the collaborations with Roche and Astellas include program reimbursements. We anticipate that our general and administrative expenses will increase as we increase our research and development activities, increase headcount, maintain compliance with Nasdaq listing rules and SEC requirements and continue to operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We currently source our product candidates from our internal clinical good manufacturing practices, or GMP, manufacturing facility. We also work with a variety of suppliers to provide our manufacturing raw materials including media, DNA and RNA components. In the future, we may also build one or more commercial manufacturing facilities for any FDA approved product candidates.

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

Astellas Collaboration Agreement

In April 2024, we entered into a Collaboration and License Agreement, or the Astellas Collaboration Agreement, with Xyphos Biosciences, Inc., or Xyphos, a wholly-owned subsidiary of Astellas Pharma Inc., pursuant to which we granted to Xyphos (i) an exclusive license under certain of our intellectual property to conduct activities under two research plans, to create one CAR-T construct developed by us to form the basis of two convertibleCAR® product candidates targeting solid tumors, which will be generated by using both parties’ platform technology, each a Research Product, where each Research Product will bind to a human tumor-associated antigen, and may also bind to a human antigen associated with a tumor microenvironment, (ii) an exclusive license under certain of our intellectual property after certain conditions are satisfied to develop, and commercialize up to two Research Products that have been designated as licensed products following receipt of the applicable IND-enabling data package, and (iii) an exclusive license under certain of our intellectual property after certain conditions are satisfied to manufacture the products once manufacturing technology transfer has been completed.

For each research plan, we will perform research and development activities through the generation of an IND-enabling data package and Xyphos is obligated to fully reimburse us for full-time equivalent costs and expenses incurred by us in our performance of certain activities, up to an agreed annual cap. Xyphos may request that we transfer the manufacturing process for a product to Xyphos, or that, subject to the payment of a fee, we manufacture the Allo-T Cells forming part of such product for use in the first Phase 1 trial of such product.

In consideration for the rights granted to Xyphos under the Astellas Collaboration Agreement, we received an upfront payment of $50.0 million, $6.0 million of which was advanced for our costs and expenses for our research and development activities. In addition, we are eligible to receive up to $550.0 million in potential development and sales milestone payments and contingency payments. We are further entitled to receive, on a product-by-product basis, tiered royalty payments up to the low teens as a percentage of net sales of licensed products. Royalties will be payable, on a product-by-product, during the period commencing on the first commercial sale of a product in a country until the latest of (a) the expiration of the licensed patents covering such product in such country, (b) the expiration of regulatory exclusivity for such product in such country and (c) a certain period of time following such first commercial sale of such product in such country.

The Astellas Collaboration Agreement will continue in effect on a product-by-product basis until there are no remaining royalty or other payment obligations for each such product. The Astellas Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Xyphos’s convenience. Certain of these termination rights can be exercised with respect to a particular country, licensed product, or research program, as well as with respect to the entire Astellas Collaboration Agreement.

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

Strategic Agreement

Astellas Strategic Agreement

In August 2023, we entered into a series of agreements with Astellas US, LLC, or Astellas. Pursuant to a Securities Purchase Agreement between us and Astellas, or the Securities Purchase Agreement, we agreed to issue and sell to Astellas in a private placement, or the Private Placement, an aggregate of 8,333,333 shares of common stock, par value $0.0001 per share, or the Shares, at a purchase price of $3.00 per Share, for aggregate gross proceeds of $25.0 million. We also entered into a Registration Rights Agreement with Astellas, or the Registration Rights Agreement, pursuant to which we registered the resale by Astellas of the Shares and granted Astellas certain other registration rights, including piggyback registration rights.

We also entered into a Strategic Rights Letter with Astellas, or the Astellas Strategic Rights Letter, pursuant to which we agreed to the following: (i) grant Astellas the right to an observer seat on our board of directors, any committee of our board of directors, and our scientific advisory board; (ii) for a period of 18 months, grant Astellas a right of notification with respect to a Change in Control (as defined in the Astellas Strategic Rights Letter); (iii) during the period beginning on August 7, 2023, the closing date of the Private Placement, or the Closing Date, and ending on the 12-month anniversary of the Closing Date, or the Exclusivity Period, not to (1) solicit, knowingly encourage, negotiate or otherwise enter into bona fide discussions about a Program Transaction (as defined below) with any third party, (2) provide access to any of our confidential information relating to P-MUC1C-ALLO1, our fully allogeneic CAR-T product candidate for multiple solid tumor indications, or the Program, for purposes of knowingly facilitating a Program Transaction, or (3) enter into any letter of intent, contract or other commitment for an exclusive or co-exclusive license or co-promote or co-marketing arrangement or granting of commercial rights to sell, promote or market one or more products of the Program for any indication in the world, or a Program Transaction; (iv) provide notice to Astellas (1) if we receive a bona fide proposal for a Change in Control transaction from a third party, unless such proposal is rejected by our board of directors, or (2) of the commencement of a process approved by our board of directors for a Change in Control, (3) if we receive a bona fide proposal for a Program Transaction from a third party unless the proposal is rejected by our board of directors, or a Program Transaction Proposal, or, (4) following the Exclusivity Period, the commencement of substantive discussions for a Program Transaction with a third party in connection with a process approved by our board of directors for a Program Transaction, or a Program Process. In connection with a notice related to (x) a Program Transaction Proposal, Astellas shall have a right of first refusal to provide a competing proposal that is in aggregate more favorable to us than the Program Transaction Proposal, and thereby have a right to negotiate exclusively a possible Program Transaction for a specified period and (y) a Program Process, Astellas shall have a right of first offer to negotiate a Program Transaction for a specified period before we engage with any third party in meaningful substantive discussions, in each case, in accordance with the procedures and subject to the conditions set forth in the Astellas Strategic Rights Letter.

As partial consideration for the rights granted to Astellas under the Astellas Strategic Rights Letter, Astellas paid us a one-time payment in the amount of $25.0 million, or the Upfront Payment. In connection with a Change in Control transaction or Program Transaction between us and Astellas, some, all or none of the Upfront Payment may be offset against payments owed by Astellas in a tiered basis to us dependent on certain factors set forth in the Astellas Strategic Rights Letter.

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
•
Amended and Restated License Agreement with HMGU, or the HMGU License Agreement, pursuant to which we obtained exclusive worldwide rights to research, develop, manufacture and commercialize products and services claimed by certain patent applications and patents owned by Helmholtz-Zentrum München—Deutsches Forschungszentrum für Gesundheit und Umwelt GmbH, or HMGU, covering the nuclease Clo051 in certain fields of use, including human pharmaceutical products. We utilize these license rights in our Cas-CLOVER gene editing technology including P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and our other planned allogeneic programs.

CIRM Grant Funding

In 2018, we were granted an award in the amount of $4.0 million from California Institute of Regenerative Medicine, or CIRM, of which we have received all proceeds, to support our preclinical studies for P-PSMA-101. The terms of this award include an option to repay the grant or convert it to a royalty obligation upon commercialization of the program. Based upon the terms of the grant agreement, we recorded the proceeds as a liability when received. In the third quarter of 2023, we made the decision to not pursue additional clinical or other development activities related to the P-PSMA-101 program, however there is no obligation to repay the amounts associated with the P-PSMA-101 program, and we derecognized the respective liability and recorded such amount in other income during the year ended December 31, 2023.

Components of Our Results of Operations

Revenues

Collaboration Revenue

Collaboration revenue consists of revenue recognized from our strategic, collaboration and license agreements with Roche, Astellas, Xyphos (an affiliate of Astellas), and Takeda and reflects the timing and pattern in which we deliver the contractual deliverables to such partners.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenues:
Collaboration revenue	$25,973	$20,013	$5,960
Total revenue	25,973	20,013	5,960
Operating expenses:
Research and development	45,547	39,192	6,355
General and administrative	12,182	8,676	3,506
Total operating expenses	57,729	47,868	9,861
Loss from operations	(31,756)	(27,855)	(3,901)
Other income (expense):
Interest expense	(2,259)	(2,141)	(118)
Other income, net	2,644	2,540	104
Net loss	$(31,371)	$(27,456)	$(3,915)

Collaboration Revenue

Collaboration revenue was $26.0 million for the three months ended June 30, 2024 compared to $20.0 million for the same period in 2023. The increase of $6.0 million was primarily due to a $17.0 million increase in revenue recognized from the license and research services performed under the Roche Collaboration Agreement driven by milestone recognition and an increase in reimbursed research and development expenses, offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $11.1 million due to the agreement terminating in 2023 and no remaining activity performed during the three months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$5,292	$2,588	$2,704
P-MUC1C-ALLO1	2,247	1,710	537
P-CD19CD20-ALLO1	923	—	923
Total allogeneic programs	8,462	4,298	4,164
Autologous programs	242	574	(332)
Total clinical stage programs	8,704	4,872	3,832
Preclinical stage programs and other unallocated expenses	14,492	11,777	2,715
Internal costs:
Personnel	18,231	18,254	(23)
Facilities and other	4,120	4,289	(169)
Total research and development expenses	$45,547	$39,192	$6,355

Research and development expenses were $45.5 million for the three months ended June 30, 2024, compared to $39.2 million for the three months ended June 30, 2023. The increase in research and development expenses of $6.4 million was primarily due to an increase of $4.2 million in allogeneic clinical stage programs, driven mainly by an increase in overall enrollment of our allogeneic programs and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1, and an increase in preclinical stage programs and other unallocated expenses of $2.7 million, offset by a $0.3 million decrease driven by the wind-down of our autologous clinical development activities and a decrease of $0.2 million in facilities expense.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the three months ended June 30, 2024, compared to $8.7 million for the three months ended June 30, 2023. The increase in general and administrative expenses of $3.5 million was primarily due to an increase of $3.1 million in personnel expenses, mainly caused by an increase in stock-based compensation expense driven by a one-time expense associated with the succession plan in which our former Chief Executive Officer became the Executive Chairman in 2024, and an increase of $0.7 million primarily due to increases in legal fees related to patent expense and the Astellas Collaboration Agreement executed in the second quarter of 2024.

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.2 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $2.6 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. The increase of $0.1 million was primarily due to higher interest rates available.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenues:
Collaboration revenue	$54,115	$30,356	$23,759
Total revenue	54,115	30,356	23,759
Operating expenses:
Research and development	88,468	77,244	11,224
General and administrative	21,980	20,483	1,497
Total operating expenses	110,448	97,727	12,721
Loss from operations	(56,333)	(67,371)	11,038
Other income (expense):
Interest expense	(4,512)	(4,169)	(343)
Other income, net	5,200	5,237	(37)
Net loss	$(55,645)	$(66,303)	$10,658

Collaboration Revenue

Collaboration revenue was $54.1 million for the six months ended June 30, 2024 compared to $30.4 million for the same period in 2023. The increase of $23.8 million was primarily due to a $25.6 million increase in revenue recognized from the license and research services performed under the Roche Collaboration Agreement driven by milestone recognition and an increase in reimbursed research and development expenses, and $11.9 million of revenue recognized from the Astellas Strategic Agreements, offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $13.7 million due to the agreement terminating in 2023 and no remaining activity performed during the six months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$10,364	$5,051	$5,313
P-MUC1C-ALLO1	4,267	2,920	1,347
P-CD19CD20-ALLO1	2,259	—	2,259
Total allogeneic programs	16,890	7,971	8,919
Autologous programs	511	1,246	(735)
Total clinical stage programs	17,401	9,217	8,184
Preclinical stage programs and other unallocated expenses	26,494	23,968	2,526
Internal costs:
Personnel	36,392	35,870	522
Facilities and other	8,181	8,189	(8)
Total research and development expenses	$88,468	$77,244	$11,224

Research and development expenses were $88.5 million for the six months ended June 30, 2024, compared to $77.2 million for the six months ended June 30, 2023. The increase in research and development expenses of $11.2 million was primarily due to an increase of $8.9 million in allogeneic clinical stage programs, driven mainly by an increase in overall enrollment of our allogeneic programs and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1, an increase in preclinical stage programs and other unallocated expenses of $2.5 million, and an increase of $0.5 million in personnel expenses as a result of annual compensation adjustments and equity grants, offset by a $0.7 million decrease driven by the wind-down of our autologous clinical development activities.

General and Administrative Expenses

General and administrative expenses were $22.0 million for the six months ended June 30, 2024, compared to $20.5 million for the six months ended June 30, 2023. The increase in general and administrative expenses of $1.5 million was primarily due to an increase of $1.2 million primarily due to increases in legal fees related to patent expenses and the Astellas Collaboration agreement executed in the second quarter of 2024, an increase of $1.0 million in personnel expenses, mainly caused by an increase in headcount and annual compensation adjustments and equity grants, offset by a decrease of $0.5 million in D&O insurance costs.

Interest Expense

Interest expense was $4.5 million for the six months ended June 30, 2024, compared to $4.2 million for the six months ended June 30, 2023. The increase in interest expense of $0.3 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $5.2 million for each of the six months ended June 30, 2024 and 2023. The change between the comparative periods was flat.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the six months ended June 30, 2024 we have incurred a net loss of $55.6 million, and positive cash flows from operations of $23.3 million. We expect to continue to incur net losses and that we will incur negative cash flows from operations for at least the next several years. As of June 30, 2024, we had an accumulated deficit of $649.9 million.

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

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily through the sale of equity, debt financings and strategic collaborations. Since our inception, we have raised $305.4 million of gross proceeds from the sale of our common stock in our public offerings, $334.3 million of gross proceeds from the sale of shares of our redeemable convertible preferred stock, received $60.0 million of gross proceeds from borrowings under our loan agreement and received an aggregate of $23.8 million in grant funding from CIRM. In the fourth quarter of 2021, we entered into the Takeda Collaboration Agreement and received an upfront payment of $45.0 million. In the third quarter of 2022, we entered into the Roche Collaboration Agreement and received an upfront payment of $110.0 million. In the third quarter of 2023, we entered into the Securities Purchase Agreement and the Astellas Strategic Rights Letter, receiving a one-time payment of $50.0 million. In the second quarter of 2024, we entered into the Astellas Collaboration Agreement, receiving an upfront payment of $50.0 million.

We expect that our cash, cash equivalents and short-term investments as of June 30, 2024, of $237.8 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly

Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for P-MUC1C-ALLO1 or any other product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution activities. Accordingly, until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses or other similar arrangements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Especially in light of public health crises, current financial conditions within the banking industry, liquidity levels as well as recent or anticipated changes in interest rates and economic inflation, there can be no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Loan Agreement

In 2017, we entered into a loan and security agreement with Oxford, as subsequently amended, or the Amended Loan Agreement, for a total outstanding balance of $30.0 million.

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

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. As of June 30, 2024, the interest rate applicable to our Term Loans borrowing was 13.26%.

We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in) operating activities	$23,315	$(71,311)
Cash provided by (used in) investing activities	(37,199)	38,658
Cash provided by (used in) financing activities	(43)	1,186
Net decrease in cash and cash equivalents	$(13,927)	$(31,467)

Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities was $23.3 million, primarily resulting from our net loss of $55.6 million, offset by a net cash increase from changes in our operating assets and liabilities of $66.2 million and non-cash expenses of $12.8 million. Net cash increase from changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted primarily of a $70.4 million increase in deferred revenue, driven primarily by the upfront payment received at the inception of the Astellas Collaboration Agreement and developmental milestones received under the Roche Collaboration Agreement, and a $1.8 million decrease in operating lease right-of-use assets, and a $0.9 million decrease in prepaid expenses and other current assets, partially offset by a $3.4 million increase in accounts receivable due to increase in reimbursed revenue earned, a $2.0 million decrease in operating lease liabilities, a $1.3 million decrease in accrued expenses and other liabilities, and a $0.3 million decrease in accounts payable. Non-cash charges consisted primarily of $13.0 million in stock-based compensation, $2.7 million in depreciation and amortization expense, and $0.5 million in accretion of discount on issued term debt, partially offset by $3.5 million in accretion of discount on investment securities, net.

During the six months ended June 30, 2023, net cash used in operating activities was $71.3 million, primarily resulting from our net loss of $66.3 million and a net cash decrease from changes in our operating assets and liabilities of $16.8 million, partially offset by non-cash expenses of $11.8 million. Net cash decrease from changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a $12.4 million decrease in deferred revenue, a $4.6 million decrease in accrued expenses and other liabilities, a $2.8 million increase in accounts receivable, and a $1.8 million decrease in operating lease liabilities, partially offset by a $3.2 million decrease in prepaid expenses and other current assets, and a $1.7 million increase in operating lease right-of-use assets. Non-cash charges consisted primarily of $13.0 million in stock-based compensation and $2.7 million in depreciation and amortization expense, partially offset by $4.2 million in accretion of discount on investment securities, net.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $37.2 million, consisting of $156.1 million in purchases of short-term investments and $1.1 million in purchases of property and equipment, partially offset by $120.0 million in proceeds from maturities of short-term investments.

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

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $43 thousand, consisting of $0.6 million of the taxes paid related to net share settlement of equity awards, partially offset by $0.5 million of proceeds from purchases under our ESPP and exercises of stock options.

During the six months ended June 30, 2023, net cash provided by financing activities was $1.2 million, consisting of $0.9 million net proceeds from periodic issuances and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., $0.8 million of net proceeds from purchases under our 2020 Employee Stock Purchase Plan and exercises of stock options, partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the six months ended June 30, 2024, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

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

There were no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $237.8 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of June 30, 2024, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement, bearing interest at a variable rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

We are a clinical-stage cell therapy and genetic medicines company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2024 and 2023, we have incurred a net loss of $55.6 million and $66.3 million, respectively. As of June 30, 2024, we had an accumulated deficit of $649.9 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had $237.8 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Changes in interest rates and economic inflation on capital markets may affect the availability, amount and type of financing available to us in the future. On August 13, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, which was amended and restated on August 5, 2024, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. There can be no assurance that we will continue to meet the requirements to be able to sell securities pursuant to the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

* The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of June 30, 2024, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, with respect to P-BCMA-ALLO1, P-CD19CD20-ALLO1 and P-PSMA-ALLO1, we have licensed heavy-chain-only binders under agreements with TeneoBio, Inc. (a subsidiary of Amgen Inc.), or TeneoBio, with respect to P-MUC1C-ALLO1, we have licensed a binder under our agreement with Xyone Therapeutics, Inc. (a successor-in-interest to Genus Oncology, LLC), or Xyone, with respect to our additional dual CAR programs and other allogeneic preclinical programs we have licensed and may continue to license binders under our agreements with TeneoBio, and with respect to our Cas-CLOVER gene editing technology, which we use in the manufacture of P-BCMA-ALLO1, P-MUC1C-ALLO1, P-CD19CD20-ALLO1 and future allogeneic products, we have licensed certain intellectual property under an agreement with HMGU. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

We have, with respect to our collaboration with Roche, and will likely have, with respect to any additional collaboration arrangements with any third parties, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, Takeda made a recent internal shift in strategy away from AAV, gene therapy and rare hematology, which led to the termination of our collaboration with Takeda. In addition, while we expect to collaborate with Roche on the development of up to ten allogeneic CAR-T cell therapy programs, only two such programs have been designated by Roche and we cannot guarantee that Roche will elect to pursue development of additional cell therapy programs under the Roche Collaboration Agreement. A decision by Roche to pursue less than the maximum number of targets or programs available for collaboration under the collaboration agreement would limit the potential payments we may receive under the Roche Collaboration Agreement, delay our development timelines or otherwise adversely affect our business. In general, our ability to generate revenues from this arrangement will depend on our collaborators’ ability to successfully perform the functions assigned to them in this arrangement and otherwise to comply with their contractual obligations.

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture of product. For example, under the Roche Collaboration Agreement, while Roche is obligated to reimburse us for a specified percentage of certain costs incurred in performance of development activities relating to P-CD19CD20-ALLO1, we will be responsible for the balance and the amount Roche is obligated to reimburse us is subject to a maximum cap. Similarly, under the Astellas Collaboration Agreement, certain costs incurred in performance of development activities related to both research programs will be reimbursed, but are subject to a maximum cap per fiscal year and per target.

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

Specifically, there are many companies pursuing a variety of approaches to CAR-T therapies, including Adaptimmune Therapeutics plc, Allogene, Inc., Arcellx, Inc., Astellas Pharma Inc., Autolus Ltd., Bristol-Meyers Squibb Company, Caribou Biosciences, Inc., Cellectis S.A., Janssen Pharmaceuticals Inc., Juno Therapeutics, Inc. (acquired by Celgene Corporation, now a Bristol-Meyers Squibb company), Gracell Biotechnologies Inc. (acquired by AstraZeneca PLC), Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, Novartis AG and Takeda. Immunotherapy and gene therapy approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from non-cell-based or other gene therapy treatments offered by companies such as Amgen Inc., AstraZeneca plc, Beam Therapeutics, Inc, Bristol-Myers Squibb Company, F. Hoffman-La Roche AG, Generation Bio, Inc., GlaxoSmithKline plc, Merck & Co., Inc. PassageBio, Inc. and Pfizer Inc. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and other resources, such as larger research and development staff and/or greater expertise in research and development, manufacturing, preclinical testing and conducting clinical trials.

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

* We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

We carry product liability insurance of $10.0 million per occurrence and aggregate limit. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of June 30, 2024, we had 337 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through July 30, 2024, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, collectively, process, proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets, collectively, sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

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

We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments for example, due to applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We cannot be certain that our data protection efforts and our investment in information technology will prevent a security incident from occurring. If we suffer such an incident, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management attention; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, including federal health information privacy laws, breach notification laws, health information privacy laws, personal data privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively, the CCPA, applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of individuals to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments increase compliance costs and potential liability for us and for the third parties with whom we work. In addition, similar data privacy and security laws have been proposed at the federal, state, and local levels in recent years and we expect more states to pass similar laws in the future, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 21, 2024, our Executive Chairman, Mark J. Gergen, J.D., entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 620,721 shares of common stock. The trading plan expires on April 14, 2026.

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

10.1 ‡^	Collaboration and License Agreement, by and between the Registrant and Xyphos Biosciences, Inc. dated April 30, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

* This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡ Certain information in this exhibit has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential.

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

POSEIDA THERAPEUTICS, INC.

Date: August 5, 2024	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)