Form 10-Q
period 2024-09-30
Poseida Therapeutics, Inc.
filed 2024-11-07
CIK 1661460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, the registrant had 97,465,024 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,340	$44,472
Short-term investments	181,512	167,730
Accounts receivable	14,749	9,010
Prepaid expenses and other current assets	5,103	5,263
Total current assets	250,704	226,475
Property and equipment, net	17,366	19,055
Operating lease right-of-use assets	19,054	21,726
Intangible assets, net	1,320	1,320
Goodwill	4,228	4,228
Other long-term assets	905	1,081
Total assets	$293,577	$273,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,197	$3,267
Accrued expenses and other liabilities	29,714	31,092
Operating lease liabilities, current	6,085	5,951
Deferred revenue, current	37,273	31,008
Total current liabilities	78,269	71,318
Term debt	58,908	58,590
Deferred revenue, non-current	48,402	16,780
Operating lease liabilities, non-current	17,734	20,882
Other long-term liabilities	3,053	2,614
Total liabilities	206,366	170,184
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized at September 30, 2024 and December 31, 2023; 97,411,571 and 95,636,553 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	716,526	697,856
Accumulated other comprehensive income	376	126
Accumulated deficit	(629,701)	(594,291)
Total stockholders’ equity	87,211	103,701
Total liabilities and stockholders’ equity	$293,577	$273,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$71,748	$9,352	$125,863	$39,708
Total revenue	71,748	9,352	125,863	39,708
Operating expenses:
Research and development	41,914	37,482	130,382	114,727
General and administrative	10,092	8,092	32,072	28,576
Total operating expenses	52,006	45,574	162,454	143,303
Income (loss) from operations	19,742	(36,222)	(36,591)	(103,595)
Other income (expense):
Interest expense	(2,295)	(2,236)	(6,807)	(6,404)
Other income, net	2,831	6,787	8,031	12,025
Net income (loss) before income tax	$20,278	(31,671)	(35,367)	(97,974)
Income tax expense	(43)	(107)	(43)	(107)
Net income (loss)	$20,235	$(31,778)	$(35,410)	$(98,081)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	458	80	250	(51)
Comprehensive income (loss)	$20,693	$(31,698)	$(35,160)	$(98,132)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.21	$(0.35)	$(0.37)	$(1.11)
Weighted-average number of shares outstanding, basic	97,160,467	91,898,347	96,716,649	88,321,943
Weighted-average number of shares outstanding, diluted	98,219,947	91,898,347	96,716,649	88,321,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	95,636,553	$10	$697,856	$126	$(594,291)	$103,701
Issuance of common stock under employee stock compensation plans, net of tax withholdings	1,161,456	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	5,383	—	—	5,383
Unrealized loss on available-for-sale securities	—	—	—	(173)	—	(173)
Net loss	—	—	—	—	(24,274)	(24,274)
Balance at March 31, 2024	96,798,009	$10	$703,196	$(47)	$(618,565)	$84,594
Issuance of common stock under employee stock compensation plans, net of tax withholdings	282,808	—	—	—	—	—
Stock-based compensation expense	—	—	7,629	—	—	7,629
Unrealized loss on available-for-sale securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(31,371)	(31,371)
Balance at June 30, 2024	97,080,817	$10	$710,825	$(82)	$(649,936)	$60,817
Issuance of common stock under employee stock compensation plans, net of tax withholdings	330,754	—	742	—	—	742
Stock-based compensation expense	—	—	4,959	—	—	4,959
Unrealized gain on available-for-sale securities	—	—	—	458	—	458
Net income	—	—	—	—	20,235	20,235
Balance at September 30, 2024	97,411,571	$10	$716,526	$376	$(629,701)	$87,211

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	85,964,161	$9	$658,596	$(149)	$(470,861)	$187,595
Issuance of common stock under employee stock compensation plans, net of tax withholdings	675,726	—	258	—	—	258
Issuance of common stock through ATM, net of issuance costs	119,000	—	928	—	—	928
Stock-based compensation expense	—	—	7,480	—	—	7,480
Unrealized gain on available-for-sale securities	—	—	—	151	—	151
Net loss	—	—	—	—	(38,847)	(38,847)
Balance at March 31, 2023	86,758,887	$9	$667,262	$2	$(509,708)	$157,565
Issuance of common stock under employee stock compensation plans, net of tax withholdings	119,454	—	—	—	—	—
Stock-based compensation expense	—	—	5,474	—	—	5,474
Unrealized loss on available-for-sale securities	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	(27,456)	(27,456)
Balance at June 30, 2023	86,878,341	$9	$672,736	$(280)	$(537,164)	$135,301
Issuance of common stock under employee stock compensation plans, net of tax withholdings	361,852	—	523	—	—	523
Issuance of common stock through private placement	8,333,333	1	14,416	—	—	14,417
Stock-based compensation expense	—	—	5,117	—	—	5,117
Unrealized gain on available-for-sale securities	—	—	—	80	—	80
Net loss	—	—	—	—	(31,778)	(31,778)
Balance at September 30, 2023	95,573,526	$10	$692,792	$(200)	$(568,942)	$123,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POSEIDA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(35,410)	$(98,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,048	4,179
Stock-based compensation	17,971	18,071
Accretion of discount on issued term debt	757	575
Accretion of discount on short-term investments, net	(5,455)	(6,218)
Write off of deferred CIRM grant liability	—	(3,992)
Changes in operating assets and liabilities:
Accounts receivable	(5,739)	415
Prepaid expenses and other current assets	(159)	1,596
Operating lease right-of-use assets	2,672	2,514
Other long-term assets	176	(30)
Accounts payable	1,930	302
Accrued expenses and other liabilities	(1,943)	(2,563)
Operating lease liabilities	(3,014)	(2,732)
Deferred revenue	37,887	22,541
Net cash provided by (used in) operating activities	13,721	(63,423)
Investing Activities:
Purchases of property and equipment	(1,794)	(2,757)
Purchases of short-term investments	(187,758)	(215,822)
Proceeds from maturities of short-term investments	180,000	210,000
Net cash used in investing activities	(9,552)	(8,579)
Financing Activities:
Proceeds from issuance of common stock under employee stock compensation plans	1,291	1,276
Payment of taxes related to net share settlement of equity awards	(592)	(494)
Proceeds from issuance of common stock through ATM offering, net of issuance costs	—	928
Proceeds from private placement of common stock	—	14,417
Net cash provided by financing activities	699	16,127
Net increase (decrease) in cash and cash equivalents	4,868	(55,875)
Cash and cash equivalents at beginning of period	44,472	81,378
Cash and cash equivalents at end of period	$49,340	$25,503

Non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$585	$220

Supplemental disclosure of cash flow information:
Interest paid	$6,079	$5,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. Nature of Business and Basis of Presentation

Nature of Operations

Poseida Therapeutics, Inc. (the “Company” or “Poseida”) is a clinical-stage cell therapy and genetic medicines company advancing a new class of treatments for patients with cancer and rare diseases. The Company has discovered and is developing a broad portfolio of product candidates in a variety of indications based on its core proprietary platforms, including its non-viral, transposon-based DNA delivery system, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2024, the Company incurred a net loss of $35.4 million and positive cash flows from operations of $13.7 million. The Company expects it will continue to incur net losses and will incur negative cash flows from operations for at least the next several years. As of September 30, 2024, the Company had an accumulated deficit of $629.7 million.

The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2024 of $230.9 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In the long term, the Company will need additional financing to support its continuing operations and pursue its business strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Note 3. Composition of Certain Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$23,487	$21,271
Leasehold improvements	14,172	14,113
Computer equipment and software	1,355	1,355
Furniture and fixtures	1,204	1,125
Total property and equipment	40,218	37,864
Less: Accumulated depreciation and amortization	(22,852)	(18,809)
Total property and equipment, net	$17,366	$19,055

Depreciation and amortization expense associated with property and equipment was $1.3 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Contract research services	$16,054	$14,621
Payroll and related expense	9,320	13,076
Other	4,340	3,395
Total accrued expenses and other liabilities	$29,714	$31,092

Note 4. Financial Instruments

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2024:
Money market funds	1 year or less	$46,605	$—	$—	$46,605
U.S. government agency securities and treasuries	1 year or less	181,136	377	(1)	181,512
Total		$227,741	$377	$(1)	$228,117

At December 31, 2023:
Money market funds	1 year or less	$37,590	$—	$—	$37,590
U.S. government agency securities and treasuries	1 year or less	167,604	158	(32)	167,730
Total		$205,194	$158	$(32)	$205,320

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. No available-for-sale debt securities held as of September 30, 2024 and December 31, 2023, had remaining maturities greater than one year. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of September 30, 2024, none of the Company’s securities were in material unrealized loss positions.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. As of September 30, 2024, none of the available-for-sale securities have been in an unrealized loss position for greater than 12 months. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table summarizes the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
At September 30, 2024:
Assets:
Money market funds	$46,605	$—	$—
U.S. government agency securities and treasuries	181,512	—	—
Total	$228,117	$—	$—

At December 31, 2023:
Assets:
Money market funds	$37,590	$—	$—
U.S. government agency securities and treasuries	167,730	—	—
Total	$205,320	$—	$—

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

The Company recognized $11.9 million and $23.7 million of revenue from the Astellas Strategic Agreements for the three and nine months ended September 30, 2024, respectively. The Company has $11.9 million of deferred revenue on its condensed consolidated balance sheet as of September 30, 2024, expected to be recognized by February 2025.

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

For each Tier 1 Program, the Company will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by the Company in its performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the specified reimbursement cap, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, the Company will perform research and development activities either through selection of a development candidate for Investigational New Drug Application (“IND”)-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay an option exercise fee. For each Tier 1 Program and Tier 2 Program, the Company will perform manufacturing activities until the completion of a technology transfer to Roche.

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

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to the Company by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche at market rates for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone.

Effective August 14, 2024, the Roche Collaboration Agreement was amended to include additional activities to be conducted by the Company. The additional activities will be funded by Roche with an initial scope that covers expanded Tier 1 Program activities. In addition, the consideration of certain of the Company’s existing performance obligations related to the Tier 1 Programs were modified.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the term of the Roche Collaboration Agreement. Certain milestones and additional fees were considered variable consideration, which were not included in the initial transaction price based on the most likely amount method. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Roche Collaboration Agreement was $185.0 million, which consists of the upfront payment of $110.0 million, future research funding for the Tier 1 Programs of $40.0 million and a $35.0 million milestone achieved in September 2022 for the Tier 1 Programs. In addition, the Company achieved incremental developmental milestones aggregating to $65.0 million through September 30, 2024, of which, $20.0 million was achieved in the third quarter of 2024. In accordance with ASC 606, the Company determined that the achieved milestones represented an increase in the initial transaction price in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with these milestones in an amount equal to the proportional percentage of the actual costs incurred under the related program since its inception as a percentage of the total costs expected to be incurred over the expected term of the program. The remaining unrecognized revenue associated with these milestones is included within deferred revenue and is being recognized as revenue over the expected term of the related program. All other future potential milestone payments were excluded from the estimated total transaction price as they were considered constrained until the underlying event is attained. The Company also earns variable consideration attributed to development cost reimbursement associated with some of the Company’s research and development efforts. Variable consideration related to development cost reimbursement increases the transaction price for the associated performance obligations and is recognized as the underlying services are provided.

The performance obligation associated with the licenses for the Tier 1 Programs was satisfied as of the effective date of the Roche Collaboration Agreement. All other performance obligations will be recognized on a proportional basis as the underlying services are provided based on actual costs incurred as a percentage of total estimated costs. The Company determined that the cost-based input method most faithfully depicts the pattern in which these performance obligations are satisfied. Any cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. This approach requires the Company to use significant judgment and make estimates of future expenditures. If the Company’s estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that it recognizes in the current and future periods. In connection with the August 14, 2024 amendment to the Roche Collaboration Agreement, the Company adjusted the transaction price based on estimated variable consideration of the performance obligations to account for a change in pricing associated with one component of the Tier 1 Program activities. This resulted in an increase in proportional cumulative performance of the underlying performance obligation and recognition of an additional $15.2 million in revenue in the third quarter of 2024.

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

Takeda

In October 2021, the Company entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceuticals USA, Inc. (“Takeda”), pursuant to which the Company granted to Takeda a worldwide exclusive license under the Company’s certain platform technologies including transposon-based, Cas-CLOVER, biodegradable DNA and RNA nanoparticle delivery technology and other proprietary genetic engineering platforms to research, develop, manufacture and commercialize gene therapy products for certain indications. Under the Takeda Collaboration Agreement, the Company received an upfront payment of $45.0 million and R&D reimbursement payments during the term of the agreement.

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

Deferred Revenue Reconciliation

While the Company’s entry into the Astellas Strategic Rights Letter was a strategic investment, for purposes of recognizing the remaining amount, it has been determined to be revenue, and as such, reference to remaining deferred revenue for these agreements is included in the following table. There were no contract assets as of September 30, 2024 related to the Roche Collaboration Agreement, Takeda Collaboration Agreement, Astellas Strategic Rights Letter, or Astellas Collaboration Agreement. A contract asset of $30.0 million for the Roche Collaboration Agreement was netted against deferred revenue for the year ended December 31, 2023. There were no contract assets as of December 31, 2023 related to the Takeda Collaboration Agreement or Astellas Strategic Rights Letter.

A reconciliation of the closing balance of deferred revenue related to the agreements is as follows (in thousands):

	Roche Collaboration Agreement	Takeda Collaboration Agreement	Astellas Strategic Rights Letter	Astellas Collaboration Agreement	Total
Balance as of December 31, 2022	$31,749	$9,307	$—	$—	$41,056
Amounts received/invoiced	30,741	5,111	35,583	—	71,435
Revenue recognized	(50,285)	(14,418)	—	—	(64,703)
Balance as of December 31, 2023	$12,205	$—	$35,583	$—	$47,788
Amounts received/invoiced	113,750	—	—	50,000	163,750
Revenue recognized	(100,975)	—	(23,722)	(1,166)	(125,863)
Balance as of September 30, 2024	$24,980	$—	$11,861	$48,834	$85,675

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

The balance outstanding under the 2022 Loan Agreement initially bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day U.S. Dollar (USD) LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of LIBOR with an alternate benchmark rate, when LIBOR was phased out in June 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. The interest rate applicable to the Term Loans as of September 30, 2024 was 13.13% per annum. The Company is required to make a final payment fee of 7.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loan. As of September 30, 2024, there was $60.0 million of the principal balance outstanding under the Term Loans. In connection with the Amended Loan Agreement, the Company previously incurred debt issuance costs of $1.5 million, which have been recorded as a debt discount and are being accreted to interest expense over the term of the Term Loans. Interest on the Term Loans, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method using a rate of 14.61%. As of September 30, 2024, the balance of the unamortized debt discount was $1.1 million. The balance of the accrued final payment fee was $3.0 million as of September 30, 2024 and is presented within other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company has an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty.

The Company may use the proceeds from the Term Loans solely for its working capital requirements and to fund its general business operations. The Company’s obligations under the 2022 Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than its intellectual property. In addition, the Company has also agreed not to encumber its intellectual property assets, except as permitted by the 2022 Loan Agreement. While any amounts are outstanding under the 2022 Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from declaring dividends or making other distributions or payments on its capital stock in excess of $0.3 million per calendar year, subject to limited exceptions. As of September 30, 2024, the Company was in compliance with all covenants under the 2022 Loan Agreement.

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

At the Market Facility

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement, which was amended and restated in August 2024 (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $85.0 million through which Cantor would act as sales agent. During the nine months ended September 30, 2024, the Company did not issue any shares of common stock under the “at the market offering” program. During the nine months ended September 30, 2023, the Company issued and sold an aggregate of 119,000 shares of common stock under the “at the market offering” program at a weighted average price of $8.04 per share for net proceeds of approximately $0.9 million.

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

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	14,909,912	$6.84
Granted	3,910,132	3.80
Exercised	(39,476)	2.74
Forfeited/Cancelled	(1,259,350)	5.46
Balance at September 30, 2024	17,521,218	$6.27	7.12	$696
Options vested and expected to vest as of September 30, 2024	17,521,218	$6.27	7.12	$696
Options vested and exercisable as of September 30, 2024	10,312,322	$7.55	6.08	$500

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.75 and $3.42, respectively. The aggregate intrinsic value of options exercised was $35 thousand and $0.1 million during each of the nine months ended September 30, 2024 and 2023, respectively, determined as of the date of exercise. The Company received $0.1 million in cash from options exercised during each of the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, total unrecognized compensation cost related to stock options was $20.1 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.5 years.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The assumptions that the Company used to determine the fair value of options granted to employees, non-employees and directors were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.0%	4.0%
Expected volatility	80.8%	82.6%
Expected term (years)	5.7	6.0
Dividend yield	—	—

Restricted Stock Units

The following is a summary of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	4,555,099	$4.35
Granted	2,808,838	3.51
Vested	(1,318,974)	4.30
Forfeited/Cancelled	(471,434)	4.11
Balance at September 30, 2024	5,573,529	$3.96

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The RSUs granted to employees and non-employee directors vest up to four years from the grant date. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2024, total unrecognized compensation cost related to RSUs was $16.8 million, and the weighted-average period over which this cost is expected to be recognized was approximately 2.7 years.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders approved and adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the pricing of the Company’s initial public offering. A total of 615,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year, (ii) 1,230,000 shares of common stock or (iii) such lesser amount as determined by the Company’s board of directors. Under the 2020 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 3,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period of six months and at a price of 85% of the fair market value per share of common stock on the first trading day of the applicable offering period or on the exercise date of the applicable offering period, whichever is less. Under applicable accounting guidance, the 2020 ESPP is classified as a compensatory plan. During the nine months ended September 30, 2024, a total of 568,023 shares were purchased by the Company’s employees under the 2020 ESPP resulting in net proceeds of $1.2 million.

The Company uses the Black-Scholes pricing model to estimate the fair value of the purchase rights issued under the ESPP on each offering date. The assumptions that the Company used to determine the fair value of the purchase rights issued to employees were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.9%	5.3%
Expected volatility	91.0%	87.1%
Expected term (years)	0.5	0.5
Dividend yield	—	—

The Company recorded total stock-based compensation expense related to stock options, RSUs and the ESPP in the following expense categories of the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,160	$3,097	$9,327	$9,258
General and administrative	1,799	2,020	8,644	8,813
Total stock-based compensation expense	$4,959	$5,117	$17,971	$18,071

Note 12. Commitments and Contingencies

Operating Leases

As of September 30, 2024, the Company had operating leases consisting of approximately 110,000 square feet of manufacturing, laboratory and office space in San Diego, California, including 87,000 square feet under a lease that expires on December 31, 2029, which contains a clinical manufacturing facility adjacent to office and laboratory space. The lease agreements include two options to extend the term for a period of 5 years each.

In October 2021, the Company entered into a sublease agreement for a facility in San Diego, California consisting of approximately 23,000 square feet to be used for research and administrative activities. The lease term commenced in March 2022 and will expire on December 31, 2025.

During the nine months ended September 30, 2024 and 2023, the Company recognized $4.3 million and $4.4 million, respectively, of operating lease expense. During the nine months ended September 30, 2024, the Company paid $4.6 million for its operating leases. As of September 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.0 years and 8.9%, respectively.

As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$1,564
2025	6,374
2026	5,107
2027	5,260
2028	5,418
Thereafter	5,581
Total future lease payments	29,304
Imputed interest	(5,485)
Total lease liability balance	23,819
Less current portion of lease liability	6,085
Lease liability, net of current portion	$17,734

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

The Company’s potentially dilutive securities, which include warrants to purchase common stock, common stock options, restricted stock units and common stock from the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net income (loss) per share attributable to common stockholders is the same.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$20,235	$(31,778)	$(35,410)	$(98,081)
Net income (loss) attributable to common stockholders	$20,235	$(31,778)	$(35,410)	$(98,081)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common stock outstanding	97,160,467	91,898,347	96,716,649	88,321,943
Effect of dilutive securities:
Common stock options	194,627	—	—	—
RSUs	847,279	—	—	—
ESPP shares	17,574	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted-average common stock outstanding	98,219,947	91,898,347	96,716,649	88,321,943
Basic net income (loss) per share	$0.21	$(0.35)	$(0.37)	$(1.11)
Diluted net income (loss) per share	$0.21	$(0.35)	$(0.37)	$(1.11)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Outstanding stock options and RSUs	23,094,747	19,837,783
Warrants to purchase common stock	121,122	121,122
ESPP Shares	32,883	3,583
	23,248,752	19,962,488

Note 14. Income Taxes

The Company follows guidance under ASC Topic 740-270 Income Taxes, which requires that an estimated annual effective tax rate is applied to year-to-date ordinary income (loss). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The tax effect of discrete items is recorded in the quarter in which the discrete events occur.

The Company recorded income tax expense of $43 thousand for the three and nine months ended September 30, 2024, yielding an effective tax rate of 0.2% and (0.1)% for the three and nine months ended September 30, 2024, respectively. These rates differed from the federal tax rate of 21% primarily due to the Company’s inability to benefit from its financial reporting loss for income tax purposes, as well as the limitation on the Company’s use of previously unbenefited tax losses and credits carried forward from prior years to fully offset current year taxable income resulting from the requirement to capitalize research and development costs for federal income tax purposes.

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

Overview

We are a clinical-stage allogeneic cell therapy and genetic medicines company advancing differentiated non-viral treatments for patients with cancer, autoimmune and rare diseases. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, in-licensing, developing and acquiring intellectual property rights and establishing and protecting our intellectual property portfolio, developing our genetic engineering technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates, and engaging in strategic transactions. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have discovered and are developing a broad portfolio of product candidates in a variety of indications based on our core proprietary platforms, including our non-viral, transposon-based DNA delivery system, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies. Our core platform technologies have utility, either alone or in combination, across many cell and gene therapeutic modalities and enable us to engineer our portfolio of product candidates that are designed to overcome the primary limitations of current generation cell and gene therapeutics.

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

We manufacture these product candidates using our non-viral, transposon-based DNA delivery system. Our fully allogeneic CAR-T product candidates are developed using well-characterized cells derived from a healthy donor as starting material with the goal of enabling treatment of potentially hundreds of patients from a single manufacturing run. Doses are cryopreserved and stored at treatment centers for future off-the-shelf use. In addition, our allogeneic product candidates use our proprietary Cas-CLOVER site-Specific Gene Editing System to reduce or eliminate alloreactivity, as well as our booster molecule technology for manufacturing scalability.

Our most advanced internal solid tumor programs are:

•
P-MUC1C-ALLO1, which is a fully allogeneic CAR-T product candidate for multiple solid tumor indications. We believe P-MUC1C-ALLO1 has the potential to treat a wide range of solid tumors derived from epithelial cells, such as breast, colorectal, lung, ovarian, pancreatic and renal cancers, as well as other cancers expressing a cancer-specific form of the Mucin 1 protein, or MUC1-C. We are currently evaluating P-MUC1C-ALLO1 in a Phase 1 clinical trial, and we shared an initial clinical data update at the European Society for Medical Oncology Immuno-Oncology 2022 Annual Congress, or ESMO I-O, in December 2022. We recently presented a poster at American Association for Cancer Research, or AACR, Annual Meeting in April 2024, focused on the correlation of higher lymphodepletion and cell expansion. We anticipate sharing a clinical update at an appropriate forum in the fourth quarter of 2024.
•
P-PSMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting prostate-specific membrane antigen, or PSMA, being developed to treat patients with metastatic castrate-resistant prostate cancer, or mCRPC. We previously evaluated P-PSMA-101, a first generation autologous program, in a Phase 1 trial, however we made the strategic decision to stop further enrollment on that program and are using findings from the clinical trial to inform the next generation allogeneic version.

Our most advanced hematological programs are:

•
P-BCMA-ALLO1, which is a fully allogeneic CAR-T product candidate targeting B-cell maturation antigen, or BCMA, being developed to treat relapsed/refractory multiple myeloma patients. In July 2022, we entered into a collaboration and license agreement, or the Roche Collaboration Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or, collectively Roche, pursuant to which P-BCMA-ALLO1 was exclusively licensed to Roche. Roche is responsible for all future development costs for P-BCMA-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. In March 2024, we announced that P-BCMA-ALLO1 received orphan drug designation from the U.S. Food and Drug Administration, or FDA. In addition, in September 2024 we announced that P-BCMA-ALLO1 received Regenerative Medicine Advanced Therapy, or RMAT, designation by the FDA. We shared an additional clinical update on this program at the International Myeloma Society, or IMS, 21st Annual Meeting in September 2024.
•
P-CD19CD20-ALLO1, which is a fully allogeneic CAR-T product candidate for B-cell hematological indications. This is our first Dual CAR program, which contains two fully functional CAR molecules to target cells that express at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules in a T cell could provide a competitive advantage compared to current therapies, including in B-cell malignancies that may have heterogeneous antigen expression, and that targeting both CD19 and CD20 has the potential to overcome the limitations of currently available CD19-directed CAR-T products where antigen escape has been observed as an important resistance mechanism. We recently initiated the Phase 1 trial for P-CD19CD20-ALLO1 in late 2023. P-CD19CD20-ALLO1 was exclusively licensed to Roche pursuant to the Roche Collaboration Agreement and Roche will be responsible for a majority of future development costs for P-CD19CD20-ALLO1 and will assume future development activities following the completion of the Phase 1 clinical trial. We plan to share a preclinical update in the fourth quarter of 2024 and initial clinical data from the trial in 2025, subject to coordination with Roche.
•
P-BCMACD19-ALLO1, which is a fully allogeneic, dual CAR-T product candidate targeting BCMA and CD19. It expresses two full length CAR molecules, as well as other genetic engineering improvements, to target cells that contain at least one of the two intended targets. We believe that our ability to include two fully functional CAR molecules in an early memory T cell could provide a competitive advantage in both safety and potency when compared to current therapies, including in hematological malignancies that may have heterogeneous antigen expression, and that targeting both BCMA and CD19 has the potential to improve depth and durability of response by eliminating any CD19-positive BCMA-negative myeloma precursor tumor B-cells. We believe that P-BCMACD19-ALLO1 also has potential for the treatment of autoimmune diseases. We are currently conducting IND-enabling activities for this program.

Our investigational genetic medicines were initially developed by utilizing our non-viral, transposon-based technology together with adeno-associated virus, or AAV, to overcome the major limitations of traditional AAV gene therapy. Given recent developments in our non-viral nanoparticle technology, we have transitioned our portfolio to a fully non-viral approach, freeing future product development in genetic medicines of AAV limitations. We believe that our approach can result in integration and long-term stable expression at potentially much lower doses than AAV technology, thus also conferring cost and tolerability benefits.

Our most advanced genetic medicines programs are:

•
P-KLKB1-101, which is an investigational liver-directed non-viral gene editing approach for the treatment of hereditary angioedema, or HAE. HAE is a rare, inherited disorder that results in the swelling of the limbs, intestinal tract, and airways, which can be both debilitating and life-threatening. We shared data highlighting durable disease correction and high fidelity in preclinical studies using our enhanced gene-relevant editing technology, Cas-CLOVER, at the American College of Allergy, Asthma & Immunology, or ACAAI, 2024 Annual Scientific Meeting in October 2024.
•
P-FVIII-101, which is a liver-directed gene insertion program combining transposon-based technology with our non-viral nanoparticle technology for the in vivo treatment of Hemophilia A. Hemophilia A is a hereditary disorder caused by a deficiency in Factor VIII, or FVIII, production resulting in excessive bleeding occurring either spontaneously or due to trauma. We shared preclinical data on this program demonstrating the potential to correct FVIII deficiency to near-normal levels in both juvenile and adult mouse models using our fully non-viral, whole gene insertion system at the ASGCT Annual Meeting in May 2024. We completed an INTERACT meeting for P-FVIII-101 with the FDA in September 2024, providing us with early engagement and communication with the FDA on the program, which we believe will support efficient development designed to be aligned with FDA standards.

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

For each Tier 1 Program, we will perform development activities through a Phase 1 dose escalation clinical trial, and Roche is obligated to reimburse a specified percentage of certain costs incurred by us in our performance of such activities, up to a specified reimbursement cap for each Tier 1 Program. For Tier 1 Program activities beyond the specified reimbursement cap, Roche is obligated to reimburse all costs incurred for the program. For each Tier 2 Program, we will perform research and development activities either through selection of a development candidate for IND-enabling studies or, subject to Roche’s election and payment of an option maintenance fee, through completion of a Phase 1 dose escalation clinical trial. In addition, for each Tier 2 Program for which Roche exercises its option for an exclusive license, Roche is obligated to pay us an option exercise fee. For each Tier 1 Program and Tier 2 Program, we will perform manufacturing activities until the completion of a technology transfer to Roche.

The parties are conducting an initial two-year research program to explore and preclinically test a specified number of agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T cell therapies. Subject to Roche’s election and payment of a fee, the parties would subsequently conduct a second research program of 18 months under which the parties could extend the existing work being performed under the initial term, and/or would explore and preclinically test a specified number of additional agreed-upon next generation therapeutic concepts relating to allogeneic CAR-T therapies. Roche may designate up to six heme malignancy-directed, allogeneic CAR-T programs from the two research programs, for each of which we will perform research and development activities through selection of a development candidate for IND-enabling activities, or each, a Collaboration Program. Upon its designation of each Collaboration Program, Roche is obligated to pay a designation fee. After we complete lead optimization activities for a Collaboration Program, Roche may elect to transition such program to Roche with a payment to us or terminate it. Alternatively, Roche may elect, for a limited number of Collaboration Programs, to have us conduct certain additional development and manufacturing activities through the completion of a Phase 1 dose escalation clinical trial, in which case Roche will pay certain milestones and reimburse a specified percentage of our costs incurred in connection with such development and manufacturing activities. For each Collaboration Program, we will perform manufacturing activities until the completion of a technology transfer to Roche. In October 2024, Roche nominated a new allogeneic dual CAR-T candidate under the Collaboration Program, targeting known antigens expressed in hematologic malignancies, including multiple myeloma.

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

Effective November 7, 2023, the Roche Collaboration Agreement was amended to, among other things: (i) reallocate certain existing manufacturing-related fees payable to us by Roche to add new manufacturing process development and implementation transfer fees for each of our existing Tier 1 Programs; and (ii) reallocate amounts in certain development milestone payments payable to us by Roche at market rates for each Tier 1 Program. The amendment also provided for the ability for the existing two-year research program to be extended for an additional 18 months with the payment of a $15.0 million milestone.

Effective August 14, 2024, the Roche Collaboration Agreement was amended to include additional activities to be conducted by us. The additional activities will be funded by Roche with an initial scope that covers expanded Tier 1 Program activities. In addition, the consideration of certain of our existing performance obligations related to the Tier 1 Programs were modified.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenues:
Collaboration revenue	$71,748	$9,352	$62,396
Total revenue	71,748	9,352	62,396
Operating expenses:
Research and development	41,914	37,482	4,432
General and administrative	10,092	8,092	2,000
Total operating expenses	52,006	45,574	6,432
Income (loss) from operations	19,742	(36,222)	55,964
Other income (expense):
Interest expense	(2,295)	(2,236)	(59)
Other income, net	2,831	6,787	(3,956)
Net income (loss) before income tax	20,278	(31,671)	51,949
Income tax expense	(43)	(107)	64
Net income (loss)	$20,235	$(31,778)	$52,013

Collaboration Revenue

Collaboration revenue was $71.7 million for the three months ended September 30, 2024 compared to $9.4 million for the same period in 2023. The increase of $62.4 million was primarily due to a $50.1 million increase in revenue recognized from the license and research services performed under the Roche Collaboration Agreement driven by milestone recognition and an increase in reimbursed research and development expenses, $11.9 million of revenue recognized from the Astellas Strategic Agreements, and $1.2 million in revenue recognized from the Astellas Collaboration Agreement which commenced in the second quarter of 2024, offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $0.7 million due to the agreement terminating in 2023 and no remaining activity performed during the three months ended September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$6,730	$3,176	$3,554
P-MUC1C-ALLO1	2,134	1,518	616
P-CD19CD20-ALLO1	708	990	(282)
Total allogeneic programs	9,572	5,684	3,888
Autologous programs	236	362	(126)
Total clinical stage programs	9,808	6,046	3,762
Preclinical stage programs and other unallocated expenses	9,556	9,074	482
Internal costs:
Personnel	18,387	18,372	15
Facilities and other	4,163	3,990	173
Total research and development expenses	$41,914	$37,482	$4,432

Research and development expenses were $41.9 million for the three months ended September 30, 2024, compared to $37.5 million for the three months ended September 30, 2023. The increase in research and development expenses of $4.4 million was primarily due to an increase of $3.9 million in allogeneic clinical stage programs, driven mainly by an increase in overall enrollment of our allogeneic programs, and an increase in preclinical stage programs and other unallocated expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended September 30, 2024, compared to $8.1 million for the three months ended September 30, 2023. The increase in general and administrative expenses of $2.0 million was primarily due to an increase of $1.4 million in legal and professional fees as a result of higher patent-related and other consulting costs, and an increase of $0.5 million in personnel costs.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023 and consisted of interest on the principal balance outstanding under our term loans with Oxford Finance LLC, or Oxford. The increase in interest expense of $0.1 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $2.8 million for the three months ended September 30, 2024, compared to $6.8 million for the three months ended September 30, 2023. The decrease of $4.0 million was primarily due to the write off of deferred CIRM grant liability of $4.0 million during the three months ended September 30, 2023 related to the grant awards that we no longer intend to repay as a result of our decision to not pursue additional clinical or other development activities for the P-PSMA-101 program.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenues:
Collaboration revenue	$125,863	$39,708	$86,155
Total revenue	125,863	39,708	86,155
Operating expenses:
Research and development	130,382	114,727	15,655
General and administrative	32,072	28,576	3,496
Total operating expenses	162,454	143,303	19,151
Loss from operations	(36,591)	(103,595)	67,004
Other income (expense):
Interest expense	(6,807)	(6,404)	(403)
Other income, net	8,031	12,025	(3,994)
Net loss before income tax	(35,367)	(97,974)	62,607
Income tax expense	(43)	(107)	64
Net loss	$(35,410)	$(98,081)	$62,671

Collaboration Revenue

Collaboration revenue was $125.9 million for the nine months ended September 30, 2024 compared to $39.7 million for the same period in 2023. The increase of $86.2 million was primarily due to a $75.7 million increase in revenue recognized from the license and research services performed under the Roche Collaboration Agreement driven by milestone recognition and an increase in reimbursed research and development expenses, $23.7 million of revenue recognized from the Astellas Strategic Agreements, and $1.2 million in revenue recognized from the Astellas Collaboration Agreement which commenced in the second quarter of 2024, offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $14.4 million due to the agreement terminating in 2023 and no remaining activity performed during the nine months ended September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
External costs:
Clinical stage programs:
Allogeneic programs:
P-BCMA-ALLO1	$17,095	$8,227	$8,868
P-MUC1C-ALLO1	6,401	4,438	1,963
P-CD19CD20-ALLO1	2,967	990	1,977
Total allogeneic programs	26,463	13,655	12,808
Autologous programs	747	1,607	(860)
Total clinical stage programs	27,210	15,262	11,948
Preclinical stage programs and other unallocated expenses	36,050	33,043	3,007
Internal costs:
Personnel	54,779	54,244	535
Facilities and other	12,343	12,178	165
Total research and development expenses	$130,382	$114,727	$15,655

Research and development expenses were $130.4 million for the nine months ended September 30, 2024, compared to $114.7 million for the nine months ended September 30, 2023. The increase in research and development expenses of $15.7 million was primarily due to an increase of $12.8 million in allogeneic clinical stage programs, driven mainly by an increase in overall enrollment of our allogeneic programs and the initiation of our third allogeneic clinical trial, P-CD19CD20-ALLO1, an increase in preclinical stage programs and other unallocated expenses of $3.0 million, and an increase of $0.5 million in personnel expenses as a result of annual compensation adjustments and equity grants, offset by a $0.9 million decrease driven by the wind-down of our autologous clinical development activities.

General and Administrative Expenses

General and administrative expenses were $32.1 million for the nine months ended September 30, 2024, compared to $28.6 million for the nine months ended September 30, 2023. The increase in general and administrative expenses of $3.5 million was primarily due to an increase of $2.6 million in legal and professional fees as a result of higher patent-related and other consulting costs, an increase of $1.4 million in personnel costs, mainly caused by an increase in headcount, offset by a decrease of $0.6 million in insurance costs.

Interest Expense

Interest expense was $6.8 million for the nine months ended September 30, 2024, compared to $6.4 million for the nine months ended September 30, 2023. The increase in interest expense of $0.4 million was primarily due to higher interest rates.

Other Income, Net

Other income, net was $8.0 million for the nine months ended September 30, 2024, compared to $12.0 million for the nine months ended September 30, 2023. The decrease of $4.0 million was primarily driven by a write off of deferred CIRM grant liability of $4.0 million during the nine months ended September 30, 2023 related to the grant awards that we no longer intend to repay as a result of our decision to not pursue additional clinical or other development activities for the P-PSMA-101 program.

Liquidity and Capital Resources

Since our inception in 2014, we have incurred significant operating losses and negative cash flows from operations and have relied on our ability to fund our operations primarily through equity and debt financings and strategic collaborations. For the nine months ended September 30, 2024 we have incurred a net loss of $35.4 million, and positive cash flows from operations of $13.7 million. We expect to continue to incur net losses and that we will incur negative cash flows from operations for at least the next several years. As of September 30, 2024, we had an accumulated deficit of $629.7 million.

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

We expect that our cash, cash equivalents and short-term investments as of September 30, 2024, of $230.9 million will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. In the long term, we will need additional financing to support our continuing operations and pursue our growth strategy.

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

The balance outstanding under the 2022 Loan Agreement bore interest at a floating per annum rate equal to 7.83% plus the greater of (a) the 30-day USD LIBOR rate and (b) 0.11%. The 2022 Loan Agreement included a provision addressing replacement of

LIBOR with an alternate benchmark rate, when LIBOR was phased out on June 30, 2023. Effective July 1, 2023, the balance outstanding under the 2022 Loan Agreement bears interest at a floating per annum rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. As of September 30, 2024, the interest rate applicable to our Term Loans borrowing was 13.13%.

We have an option to repay the outstanding debt under the 2022 Loan Agreement at any time in increments of $5.0 million, with no prepayment penalty. Consistent with the Amended Loan Agreement, there is a 7.5% final payment fee payable on the earlier of (i) the new maturity date, (ii) acceleration of the new loan, or (iii) the prepayment of the new loan.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in) operating activities	$13,721	$(63,423)
Cash used in investing activities	(9,552)	(8,579)
Cash provided by financing activities	699	16,127
Net increase (decrease) in cash and cash equivalents	$4,868	$(55,875)

Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $13.7 million, primarily resulting from our net loss of $35.4 million, offset by a net cash increase from changes in our operating assets and liabilities of $31.8 million and non-cash expenses of $17.3 million. Net cash increase from changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a $37.9 million increase in deferred revenue, driven primarily by the upfront payment received at the inception of the Astellas Collaboration Agreement and developmental milestones received under the Roche Collaboration Agreement, and a $2.7 million decrease in operating lease right-of-use assets, and a $1.9 million increase in accounts payable, partially offset by a $5.7 million increase in accounts receivable due to increase in reimbursed revenue earned, a $3.0 million decrease in operating lease liabilities, and a $1.9 million decrease in accrued expenses and other liabilities. Non-cash charges consisted primarily of $18.0 million in stock-based compensation, $4.0 million in depreciation and amortization expense, and $0.8 million in accretion of discount on issued term debt, partially offset by $5.5 million in accretion of discount on investment securities, net.

During the nine months ended September 30, 2023, net cash used in operating activities was $63.4 million, primarily resulting from our net loss of $98.1 million, offset by a net cash increase from changes in our operating assets and liabilities of $22.0 million and non-cash expenses of $12.6 million. Net cash increase from changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $22.5 million increase in deferred revenue related primarily to the Astellas strategic rights agreement, a $2.5 million decrease in operating lease right-of-use assets, a $1.6 million decrease in prepaid expenses and other current assets, and a $0.4 million decrease in accounts receivable, partially offset by a $2.7 million decrease in operating lease liabilities, and a $2.6 million decrease in accrued expenses and other liabilities. Non-cash charges consisted primarily of $18.1 million in stock-based compensation, $4.2 million in depreciation and amortization expense, and $0.6 million in accretion of discount on issued term debt, partially offset by $6.2 million in accretion of discount on investment securities, net, and $0.4 million write off of the deferred CIRM grant liability.

Cash Used in Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $9.6 million, consisting of $187.8 million in purchases of short-term investments and $1.8 million in purchases of property and equipment, partially offset by $180.0 million in proceeds from maturities of short-term investments.

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

Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $0.7 million, consisting of $1.3 million of proceeds from purchases under our ESPP and exercises of stock options, partially offset by $0.6 million of the taxes paid related to net share settlement of equity awards.

During the nine months ended September 30, 2023, net cash provided by financing activities was $16.1 million, consisting of $14.4 million of net proceeds from private placement of common stock with Astellas, $1.3 million of net proceeds from purchases under our ESPP and exercises of stock options, and $0.9 million of net proceeds from periodic issuances and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., partially offset by $0.5 million of the taxes paid related to net share settlement of equity awards.

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

During the nine months ended September 30, 2024, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

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

There were no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited consolidated financial statements included in our 2023 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $230.9 million. Cash consists of deposits with financial institutions. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of September 30, 2024, we had $60.0 million of borrowings outstanding under the 2022 Loan Agreement, bearing interest at a variable rate equal to the greater of (a) 7.94% and (b) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 7.83%. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Based on our management’s evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage cell therapy and genetic medicines company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our platform technologies, identifying potential product candidates and undertaking research and development and manufacturing activities, including preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2024 and 2023, we have incurred a net loss of $35.4 million and $98.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $629.7 million. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, we had $230.9 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations through at least the next 12 months. However, our current cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of September 30, 2024, we have an outstanding term loan in the principal amount of $60.0 million under our loan and security agreement with Oxford Finance LLC, or Oxford. The loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, among other default triggers, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the loan agreement. If we default under the loan agreement, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. While we previously received RMAT designation for P-BCMA-101 and P-BCMA-ALLO1 for the treatment of relapsed/refractory multiple myeloma, if we apply, we may not receive this designation for any other product candidate in the future. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as determined by the FDA, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

* We or the third parties on which we rely for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, may not be able to establish or maintain supply of our product candidates that is of satisfactory quality and quantity.

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

Additionally, some of our vendors and suppliers are located in China or operated by Chinese biotechnology companies. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the BIOSECURE Act recently passed in House of Representatives, as well as a substantially similar bill in the Senate, which target certain Chinese biotechnology companies. In addition, U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of potentially manufacturing our product candidates or limit our options. Such events could have an adverse effect on our business, financial condition and results of operations.

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

Any of our existing or future collaborations may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. In addition, the terms of any such collaboration or other arrangement may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development or manufacture of a product or product candidate or research program under collaboration and the payment we receive from our partner may be insufficient to cover the cost of this development or manufacture of product. For example, under the Astellas Collaboration Agreement, certain costs incurred in performance of development activities related to both research programs will be reimbursed, but are subject to a maximum cap per fiscal year and per target.

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

Our business depends upon our ability to identify, develop and commercialize research programs or product candidates. A key element of our business strategy is to discover and develop additional programs based upon our core proprietary platforms, including our non-viral, transposon-based DNA delivery system, Cas-CLOVER Site-specific Gene Editing System and nanoparticle-based gene delivery technologies. In addition to internal research and development efforts, we are also seeking to do so through strategic collaborations, such as our collaboration with Roche, and may also explore additional strategic collaborations for the discovery of new programs. We have also entered into in-license agreements with multiple licensors and in the future may seek to enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

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

As of September 30, 2024, we had 350 employees. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, manufacturing, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. HHS has and will continue to issue and update guidance as these programs are implemented. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In addition, the stock markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology and gene therapy companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through November 1, 2024, the closing price of our common stock has ranged between $1.62 and $8.73 per share. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments for example, due to applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, there are numerous federal and state laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, including federal health information privacy laws, breach notification laws, health information privacy laws, personal data privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, the CCPA, applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of individuals to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments increase compliance costs and potential liability for us and for the third parties with whom we work. In addition, similar data privacy and security laws have been proposed at the federal, state, and local levels in recent years and we expect more states to pass similar laws in the future, which further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

Outside of the United States, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework that may also apply to health-related and other personal information. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR or UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The European Union’s data protection landscape may result in possible significant operational costs for internal compliance and risk to our business.

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

10.1^‡	Third Amendment to the Collaboration and License Agreement, dated August 14, 2024, by and among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

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

POSEIDA THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Kristin Yarema
Kristin Yarema, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Johanna M. Mylet
Johanna M. Mylet, C.P.A.
Chief Financial Officer
(Principal Financial Officer)